Form 10QSB/A
period 1995-03-31
STYLES ON VIDEO INC
filed 1997-03-24
CIK 897074

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-11836

                             STYLES ON VIDEO, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


          DELAWARE                                           95-4389082
(State of Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                            667 RANCHO CONEJO BLVD.
                        NEWBURY PARK, CALIFORNIA 91320
                   (Address of Principal Executive Offices)

                                (805) 375-0996
               (Issuer's Telephone Number, Including Area Code)

                              101 HODENCAMP ROAD
                        THOUSAND OAKS, CALIFORNIA 91360
  (Former Name, Former Address and Fiscal Year, if Changed Since Last Report)


      Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

         Concurrent with the filing of this Report on Form 10-QSB/A, the registrant is filing all previously filed reports required to be filed under Section 13 or 15(d) of the Exchange Act as of February 28, 1997.

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common Stock, $0.001 Par Value 8,852,759 shares as of March 21, 1997

           Transitional Small Business Disclosure Format (Check One)

                                Yes [ ] No [X]

================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             STYLES ON VIDEO, INC.
                RESTATED CONSOLIDATED BALANCE SHEETS (NOTE (1))
                                  (Unaudited)

                                    ASSETS

                                                                March 31, 1995   December 31, 1994
                                                                --------------   -----------------
Current assets:
   Cash and cash equivalents                                     $ 2,813,000         $ 4,361,000
   Accounts receivable, less allowance of $431,000 and
       $510,000 at March 31, 1995 and December 31, 1994,
       respectively                                                  190,000             184,000

   Loan receivable from stockholder                                  330,000             450,000

   Income taxes receivable                                         1,194,000           1,256,000

   Inventories                                                     1,124,000           1,215,000

   Prepaid expenses and other current assets                         235,000             325,000
                                                                 -----------         -----------

       Total current assets                                        5,886,000           7,791,000

Property and equipment, net                                          644,000             614,000

Long-term receivables, less allowance of $577,000
   at March 31, 1995 and December 31, 1994                            40,000              44,000

Goodwill, net of accumulated amortization of $318,000
       and $249,000 at March 31, 1995 and December 31,
        1994, respectively                                         5,236,000           5,305,000

Other assets                                                         102,000              49,000
                                                                 -----------         -----------

       Total assets                                              $11,908,000         $13,803,000
                                                                 ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                              $ 1,309,000         $ 1,192,000

   Accrued expenses                                                  290,000             274,000

   Customer advances                                                 868,000             868,000

   Advance from stockholder                                           50,000             200,000

   Current portion of long-term obligations                           29,000                   -
                                                                 -----------         -----------

       Total current liabilities                                   2,546,000           2,534,000


Note payable                                                         250,000             250,000

Other long-term liabilities                                           62,000              94,000

Minority interests in consolidated subsidiaries                    1,429,000           1,471,000

Commitments and contingencies

Stockholders' equity:

   Preferred stock, par value $.001; 1,000,000 shares                      -                   -
       authorized; none issued

   Common stock, par value $.001; 10,000,000 shares
       authorized; 4,505,000 shares issued and outstanding
     at March 31, 1995 and December 31, 1994                           4,000               4,000

   Additional paid-in capital                                     16,137,000          16,137,000

   Accumulated deficit                                            (8,520,000)         (6,687,000)
                                                                 -----------         -----------

       Total stockholder's equity                                  7,621,000           9,454,000
                                                                 -----------         -----------

       Total liabilities and stockholder's equity                $11,908,000         $13,803,000
                                                                 ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
           RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE (1))
              For the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                                    Three months ended March 31
                                                                    ---------------------------
                                                                        1995             1994
                                                                    ------------     ------------
Revenues
   Systems and related software sales                               $    987,000     $  1,052,000

   Camera sales                                                          405,000          334,000

   Other revenues                                                         47,000          253,000
                                                                    ------------     ------------

       Total revenues                                                  1,439,000        1,639,000

Cost of revenues, excluding depreciation and amortization

   Cost of systems and software sold                                     592,000          489,000

   Cost of camera sales                                                  347,000          157,000

   Other costs                                                             4,000           42,000
                                                                    ------------     ------------

       Total cost of revenues                                            943,000          688,000
                                                                    ------------     ------------

       Gross profit                                                      496,000          951,000

Operating expenses

   Selling, general and administrative                                 2,066,000        2,110,000

   Research and development                                              204,000          106,000

   Depreciation and amortization                                          98,000           52,000
                                                                    ------------     ------------

       Total operating expenses                                        2,368,000        2,268,000
                                                                    ------------     ------------

       Loss from operations                                           (1,872,000)      (1,317,000)

Interest income (expense), net                                            (3,000)          20,000

Minority interests in net losses of consolidated subsidiaries             42,000                -
                                                                    ------------     ------------

   Loss before income taxes                                           (1,833,000)      (1,297,000)

Provision for income taxes                                                     -           69,000
                                                                    ------------     ------------

   Net loss                                                         $(1,833,000)     $(1,366,000)
                                                                    ============     ============

Net loss per common share                                                 $(.41)           $(.39)
                                                                    ============     ============

Weighted average shares of common stock outstanding                    4,505,000        3,521,000
                                                                    ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
      RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE (1))
                   For the three months ended March 31, 1995
                                  (Unaudited)



                                        Common Stock           Additional
                                       ---------------          Paid-in       Accumulated    Stockholders'
                                No. of Shares      Par Value     Capital        Deficit          Equity
                                ---------------    ---------   -----------   -------------   --------------
Balance, December 31, 1994          4,505,000       $4,000     $16,137,000    $(6,687,000)    $ 9,454,000
Net loss                                    -            -               -     (1,833,000)     (1,833,000)
                                    ---------       ------     -----------    -----------     -----------
Balance, March 31, 1995             4,505,000       $4,000     $16,137,000    $(8,520,000)    $ 7,621,000
                                    =========       ======     ===========    ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
           RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE (1))
                                  (Unaudited)

                                                                     Three months ended
                                                               ---------------------------------
                                                               March 31, 1995    March 31, 1994
                                                               ---------------   ---------------
Cash flows from operating activities:

 Net loss                                                         $(1,833,000)      $(1,366,000)

 Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                       98,000            52,000

   Provision for bad debts                                                  -           792,000

   Minority interest in consolidated subsidiaries                     (42,000)                -

   Changes in operating assets and liabilities:

     Accounts receivable                                               (6,000)          (72,000)

     Income taxes receivable                                           62,000          (169,000)

     Inventories                                                       91,000           (12,000)

     Prepaid expenses and other current assets                         90,000           134,000

     Long-term receivables and other assets                           (49,000)           37,000

     Accounts payable and accrued expenses                            133,000           231,000

     Customer advances                                                      -           105,000

     Income taxes payable                                                   -            69,000
                                                                  -----------       -----------

      Net cash used in operating activities                        (1,456,000)         (199,000)


Cash flows from investing activities:

 Purchase of property and equipment                                   (59,000)          (48,000)

 Acquisition of business, net of cash acquired                              -           165,000
                                                                  -----------       -----------

     Net cash provided by (used in) investing activities              (59,000)          117,000


Cash flows from financing activities:

 Repayment of loan receivable from stockholder                        120,000                 -

 Repayment of advance from stockholder                               (150,000)                -

 Payment on capital lease obligation                                   (3,000)          (50,000)

 Proceeds from issuance of common stock by subsidiary                       -           137,000

 Net proceeds received from common stock issuances upon
   exercise of stock options                                                -           587,000
                                                                  -----------       -----------

     Net cash provided by (used in) financing activities              (33,000)          674,000
                                                                  -----------       -----------

     Net increase (decrease) in cash and cash equivalents          (1,548,000)          592,000

Cash and cash equivalents, beginning                                4,361,000         2,107,000
                                                                  -----------       -----------

Cash and cash equivalents, ending                                 $ 2,813,000       $ 2,699,000
                                                                  ===========       ===========


Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the year for:

   Income taxes                                                   $         -       $   165,000

   Interest                                                       $     3,000       $         -


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)



(1) General

    (a) THIS AMENDMENT IS REQUIRED TO CORRECT AN ACCOUNTING ERROR CONTAINED IN PREVIOUSLY REPORTED OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995. THE ACCOMPANYING UNAUDITED RESTATED CONSOLIDATED FINANCIAL STATEMENTS OF STYLES ON VIDEO, INC. ("SOV") AND SUBSIDIARIES (COLLECTIVELY, THE "COMPANY") FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995, WHICH CORRECT THIS ERROR, HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") FOR INTERIM FINANCIAL INFORMATION AND IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB. ACCORDINGLY, THESE RESTATED CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GAAP FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF THE FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1995 HAVE BEEN INCLUDED. THE RESTATEMENT ADJUSTMENT WAS MADE TO REVERSE THE ALLOCATION OF A SUBSIDIARY'S LOSSES TO THE MINORITY INTEREST IN THE CASE IN WHICH LOSSES APPLICABLE TO THE MINORITY INTEREST IN THE SUBSIDIARY EXCEEDED THE MINORITY INTEREST IN THE EQUITY CAPITAL OF THE SUBSIDIARY. THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR. IN FEBRUARY 1995, THERE WAS A COMPLETE CHANGE IN THE SENIOR MANAGEMENT AND KEY ACCOUNTING PERSONNEL OF THE COMPANY. AS A CONSEQUENCE OF THIS CHANGE IN PERSONNEL, CERTAIN INDIVIDUALS ARE NO LONGER AVAILABLE TO PROVIDE INFORMATION WHICH THE COMPANY'S CURRENT MANAGEMENT BELIEVES MAY BE NECESSARY TO CONFIRM THE ACCURACY OF THE COMPANY'S 1994 QUARTERLY FINANCIAL POSITION AND RESULTS OF OPERATIONS. THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS AS OF MARCH 31, 1994, AND FOR THE THREE MONTHS THEN ENDED, ARE BASED UPON THE BEST INFORMATION WHICH WAS REASONABLY AVAILABLE TO THE COMPANY'S CURRENT MANAGEMENT. FOR MORE COMPLETE INFORMATION, INCLUDING A DISCUSSION OF VARIOUS FACTORS THAT MAY AFFECT THE FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY, REFER TO THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1994, AS FILED WITH THE COMMISSION ON MARCH 29, 1996; AND THE COMPANY'S REPORTS ON FORM 10-QSB/A FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1995 AND SEPTEMBER 30, 1995, THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996, JUNE 30, 1996, AND SEPTEMBER 30, 1996, WHICH WERE FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ON MARCH 24, 1997.

    (b) The March 31, 1995 quarterly operating results have been restated for the following item:

Net loss for the three months ended March 31, 1995, as                $(1,566,000)
    previously reported

Restatement adjustment:
    Adjust minority interest                                           (  267,000)
                                                                      -----------

Net loss for the three months ended March 31, 1995, as restated       $(1,833,000)
                                                                      ===========

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)


(2) Related Party Transactions

    (a) Loan receivable from stockholder - In 1994 the Company loaned to H.J. Meyers & Co. ("Meyers & Co."), the underwriter for the Company's initial public offering (and of which Harold J. Meyers, a former SOV board member, was chairman), $648,000 (the "Warrant Loan") so that Meyers & Co. might exercise certain common stock purchase warrants which it was issued in connection with the Company's initial public offering. At December 31, 1994, Meyers & Co. owed the Company $450,000 on the Warrant Loan, including accrued interest at the rate of six percent per annum, net of a discount of $123,000. The Warrant Loan was collateralized by 62,000 shares of SOV common stock held by Meyers & Co. Meyers & Co. repaid the Warrant Loan, which was originally due March 31, 1995, in April 1995.

    (b) Advance from stockholder - In December 1994, the Company received a $200,000 advance from Mr. de Vreese, its former Chief Executive Officer. Approximately $150,000 was repaid during the three months ended March 31, 1995, and approximately $50,000 continued to remain outstanding as of December 31, 1995.

(3) Subsequent Events

    (a) Financing Transactions - During 1995, the Company entered into a series of transactions with Multinational Trading Corp., a Florida corporation ("MTC") and International Digital Investors, L.P., a Delaware limited partnership ("IDI"), for the purpose of raising capital to fund the Company's continued operations. MTC and IDI are companies with overlapping yet not identical management. The Chief Executive Officer of IDI's corporate general partner was appointed CEO of the Company after the series of transactions described below
which gave IDI a majority of seats on the Company's Board of Directors.   Upon
exercise of warrants and conversion of Series A Preferred Stock, IDI will own approximately 40 percent of the Company's outstanding common stock on a fully diluted basis.

    In September 1995, SOV and FYI received short-term bridge financing of
$300,000 from MTC.   In October 1995, MTC made additional advances of $75,000 to
the Company.   The Company repaid the $375,000, plus interest accrued thereon and transaction fees, with a portion of the $3,000,000 it received from IDI in the transaction described immediately below.

    In November 1995, pursuant to the Note and Preferred Stock Purchase Agreement (the "Agreement") SOV and FYI (the "Companies") issued to IDI $2,950,000 in 10% Senior Notes due June 30, 1998 (the "Notes"). Additionally, SOV issued to IDI 500 shares of 10% Senior Series A Convertible Preferred Stock (the "Preferred Stock") for $50,000. Pursuant to the Agreement, SOV also issued to IDI common stock purchase warrants entitling IDI to purchase shares of SOV's common stock equivalent to 40 percent of the fully diluted common shares outstanding on November 20, 1995. The exercise price of the warrants is $1.12 per warrant, which represents the estimated consolidated per share book value per issued and outstanding share of the Company on the date of the Agreement. The warrants may be exercised at any time prior to November 20, 2005.

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)



    The Notes bear interest at the rate of ten percent per annum, payable monthly, and provide for principal payments of $500,000 on March 31, June 30, September 30 and December 31, 1997 and March 31, 1998. The remaining $450,000 in principal is due and payable on June 30, 1998. The Notes are subject to mandatory redemption (in whole or in part) by the Companies, at par, in certain circumstances: (a) should the Companies recover any monies pursuant to their claims against Kellogg & Andelson (see "Legal Proceedings") the Companies are obligated to use up to 75 percent of the proceeds from any such recovery for redemption of the Notes; and (b) should the Companies issue any equity or sell or otherwise dispose of certain assets, the Companies are obligated to use 100 percent of the proceeds from such transactions for redemption of the Notes. Holders of the Notes have a put right enabling them to cause the Companies to repurchase the Notes, at par, in the event of a sale, merger, change of control or the public offering of securities involving SOV or FYI.

    Substantially all of the assets of the Companies are pledged as collateral on the Notes, except for the 1,916,667 shares of common stock of Dycam owned by SOV which collateralize the $1,000,000 note payable to Dycam, and the holder of the Notes has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under the Agreement which is not timely cured or waived. Pursuant to the Agreement, the Companies are subject to various restrictive covenants, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, transactions with affiliates, and consolidation, merger and sale of assets. The Companies also must satisfy certain financial tests during the term of the Agreement, including the maintenance of certain mandatory net worth and earnings levels. Compliance with the terms of the Agreement is determined at the end of each calendar quarter. The failure to comply with the restrictive covenants or pass the financial tests will constitute an event of default under the Agreement. At December 31, 1995, the Companies were not in compliance with certain financial covenants of the Agreement, however, a waiver of these violations was obtained from IDI.

    Use of the funds under the Agreement is limited to the repayment of the MTC bridge financing obtained in 1995 and related accrued interest, transaction costs relating to the Agreement, and the furtherance of the Company's business plans, specifically the expansion of FYI's business. Pursuant to the Agreement, up to $500,000 of the funds are available to SOV. The Agreement was amended in March 1996 to increase the funds available to SOV from $500,000 to $750,000.

    Pursuant to the Agreement, the Company issued 500 shares of Preferred Stock to IDI at $100 per share. The holders of shares of Preferred Stock are entitled to receive dividends of $10 per share prior to the distribution of any dividends to the holders of SOV common stock. Dividends on the Series A Preferred Stock will accrue whether or not declared by the Board of Directors of the Company. The Preferred Stock is subject to optional redemption by SOV, at a redemption price of $100 per share plus any accrued dividends. In the event of a change of control (as defined in the Agreement) SOV must offer to redeem the Preferred Stock. The Preferred Stock is convertible at any time, in whole or in part, into shares of SOV's common stock, at a per share conversion price equal to the higher of the current market or book value of the common stock at the date of conversion. As long as none of the common stock warrants issued pursuant to the Agreement have been exercised, the holders of the Preferred Stock, voting as a class, are entitled to elect four of the Company's seven directors.

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)



    Pursuant to the Agreement, IDI also received certain registration rights with respect to the warrants, the shares of common stock issuable upon conversion of the Preferred Stock and the shares of common stock issuable upon exercise of the warrants. FYI and SOV have guaranteed each other's obligations under the Agreement.

    (b) Wind-down of Certain Operations - In January 1996 the Company's Board of Directors, together with the Company's current management, determined that it was in the best interest of the Company and its stockholders to eliminate the Company's hairstyle and beauty imaging and franchising operations. The Company has commenced the wind-down of SOV's hairstyle and beauty imaging operations and SSI. In connection with the wind-down of SOV's hairstyle and beauty imaging operations, SOV has ceased the marketing and sales of its hairstyle and beauty imaging systems, and has terminated the employment of all employees involved in the marketing and sales of such systems. SOV continues to sell access disks (software required to continue operating certain SOV hairstyle and beauty imaging systems, which permits the user to conduct a specific number of imaging sessions). SOV intends to continue to sell access disks for the foreseeable future as it winds down and attempts to sell its hairstyle and beauty imaging operations. In March 1996, SOV reduced its total number of employees to three.

    All SSI employees have been terminated and the Company has entered into discussions with SSI's eighteen Area Developers regarding the cancellation of their Area Development Agreements in exchange for consideration primarily consisting of canceling the Area Developers' notes payable to SSI and of the issuance of access disks to the Area Developers by SSI.

    Although there can be no assurances, management does not expect to incur substantial liability with respect to the wind-down or sale of SOV's hairstyle and beauty imaging operations or the wind-down of SSI. After eliminating all of SOV's current operations, the Company expects to retain SOV as a holding Company for the Company's remaining operating subsidiaries, Dycam and FYI.

(4) Contingencies

    (a) Stockholder class action and derivative lawsuits - The Company has entered into a settlement of a class action lawsuit which was filed against the Company and certain of its officers and directors in December 1994 as well as a shareholders' derivative lawsuit which named the directors and certain of the officers of the Company. Pursuant to the terms of the settlement, the Company has agreed to deliver to the plaintiff class warrants to purchase 750,000 shares of the Company's common stock and has recorded a promissory note in the principal amount of $250,000 at December 31, 1994, payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997 at 9% interest. The exercise price of the warrants will be determined by the trading price of the Company's common stock nine months following the date on which trading in the stock resumes (the price will be the average closing price of the last twenty trading days in that nine-month period). The warrants will have a five-year life and are redeemable by the Company at any time for $5 per warrant.
Also as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the derivative case, Guy de Vreese, the former Chairman and Chief Executive Officer of the Company, agreed to

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)


surrender 250,000 shares of the Company's common stock held by him and to the cancellation of options for 150,000 shares of the Company's common stock held by him. The shares surrendered by Mr. de Vreese will be distributed to the class plaintiffs and the options will be cancelled. The settlement is subject to notice to the class members and final approval by the District Court.

    (b) Durian - On October 20, 1995, Durian Technologies, Inc. and Durian Finance (collectively, "Durian") filed a complaint against Styles on Video, Inc. for breach of contract, fraud and negligent representation in connection with financing arrangements with Durian for the benefit of Styles On Video, Inc. and seeks an accounting and declaratory relief. Durian also seeks an unspecified amount of damages. Styles on Video, Inc. responded to the complaint in January 1996. Styles on Video, Inc. intends to vigorously defend the lawsuit and assert appropriate counterclaims.

    (c) Leaper - On February 10, 1995, Thomas D. Leaper ("Leaper") the Company's former Chief Operating Officer and Chief Financial Officer, filed a complaint against SOV for breach of contract, emotional distress and wrongful termination. Leaper seeks an unspecified amount of general and special damages. The Company responded to the complaint by moving to compel arbitration of all Leaper's claims. The motion was granted in September of 1995. Leaper has not yet initiated arbitration.

    (d) Lawsuit against the Company's former independent accountants - On January 22, 1996, the Company filed a lawsuit against its former independent accountants, the accounting firm of Kellogg & Andelson, along with individual accountants James Walters, William Wall, Frederick Flax, and Thomas Leaper, who also served as the Company's former Chief Operating Officer and Chief Financial Officer (collectively, "K&A"). The lawsuit asserts claims for professional negligence, breach of contract and breach of fiduciary duty against these defendants arising out of the services rendered by K&A in connection with the Company's 1993 year-end audit and 1994 quarterly reports. The Company seeks compensatory damages in excess of $54 million, as well as punitive damages.

    (e) Lawsuit against FYI competitor - On March 8, 1996, FYI filed a lawsuit against its major competitor, HASCO Inc. The lawsuit asserts, among other things, claims for unreasonable restraint of trade, monopolistic practices, unfair competition, trade libel, and false and misleading advertising. FYI seeks compensatory damages in excess of $10 million, as well as punitive damages and injunctive relief.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1994 WHICH WAS FILED WITH THE COMMISSION ON MARCH 29, 1996; AND THE COMPANY'S REPORTS ON FORM 10-QSB/A FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1995 AND SEPTEMBER 30, 1995, THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996, JUNE 30, 1996, AND SEPTEMBER 30, 1996, WHICH WERE FILED WITH THE COMMISSION ON MARCH 24, 1997. THE INFORMATION CONTAINED IN THE COMPANY'S REPORTS ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB/A FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1995 AND SEPTEMBER 30, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996, JUNE 30, 1996, AND SEPTEMBER 30, 1996, PROVIDES ADDITIONAL DISCUSSION OF THE COMPANY'S CURRENT FINANCIAL POSITION AND RESULTS OF OPERATIONS, INCLUDING A DISCUSSION OF VARIOUS FACTORS THAT MAY AFFECT THE FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY. REFERENCE SHOULD ALSO BE MADE TO THE DISCLOSURE RELATING TO CERTAIN LIMITATIONS ON AVAILABLE INFORMATION SET FORTH ON NOTE (1) TO THE CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THIS REPORT. RESULTS OF OPERATIONS INCLUDE DYCAM'S OPERATING RESULTS FROM JANUARY 1, 1994, AS DYCAM'S OPERATING RESULTS FROM JANUARY 1, 1994 TO THE DATE OF ACQUISITION ON FEBRUARY 7, 1994 ARE NOT SIGNIFICANT.

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. FOR INFORMATION REGARDING POTENTIAL FACTORS THAT COULD AFFECT THE COMPANY'S FUTURE RESULTS AND FINANCIAL CONDITION, REFER TO THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" CONTAINED IN ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OF THE COMPANY'S REPORTS ON FORM 10-KSB FOR THE FISCAL YEARS ENDED DECEMBER 31, 1994 AND 1995 WHICH WERE FILED WITH THE COMMISSION ON MARCH 29, 1996 AND MARCH 24, 1997, RESPECTIVELY.

Three months ended March 31, 1995 compared to the three months ended March 31,
------------------------------------------------------------------------------
1994 Revenues
-------------


    The following table summarizes the Company's revenues for the three months ended March 31, 1995 and 1994:

                           Three Months Ended                    Three Months Ended
                             March 31, 1995                        March 31, 1994
                           ------------------                    ------------------
                                       Percentage of                         Percentage of
                                          Company                               Company
                       Revenues          Revenues            Revenues          Revenues
                  ------------------   -------------    ------------------   -------------
Consolidated           $1,439,000           100%            $1,639,000            100%
SOV                     1,004,000            70              1,079,000             66
Dycam                     408,000            28                560,000             34
FYI                         4,000             -                      -              -
SSI                        23,000             2                      -              -

 .   Consolidated Operations.  As detailed below, in January 1996 the Company elected to wind-down its hairstyle and beauty imaging and franchising operations. The Company intends to focus its resources on its operating subsidiaries, FYI and Dycam. After the wind-down is completed, SOV intends to operate solely as a holding company. The Company believes that its future revenues and growth will be derived from the operations of its subsidiaries.

 .   Styles on Video.  Revenues from sales of SOV imaging systems ("Systems"), software, and related products for the three months ended March 31, 1995 decreased $75,000, or 7 %, compared to the three months ended March 31, 1994. The overall decrease in sales was the result of a decline in sales of software and support products, net of an increase in Systems sales. The total number of Systems sold in the three months ended March 31, 1995 increased solely due to the sale of 29 Redken Systems in March 1995 following the introduction of the Redken System at a trade show. The number of SOV Video Maker Systems sold decreased 31 % for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 as a result of the Company's introduction of the Redken System which competes in the Redken salon market with the SOV Video Maker System, the general lack of market interest in SOV's existing products at their current price point, the reduction of marketing efforts, the damage done to the Company's reputation as a result of the halt in the trading of the Company's common stock and the class action lawsuit brought against the Company. Sales of Systems and software declined in 1995 compared to their 1994 levels. The Company has decided to eliminate its SOV line of business. In January 1996, the Company commenced the wind-down of this line of business and is attempting to sell its beauty and hairstyle imaging operations. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996, and no revenues in later years.

 .   Dycam.  Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Dycam's total revenues for the three months ended March 31, 1995 decreased $152,000, or 27%, compared to the three months ended March 31, 1994. The decrease in revenue was primarily associated with the reduction of license fees. License fees under an agreement with Logitech accounted for $3,000 in revenue for the three months ended March 31, 1995 and $199,000 for the three months ended March 31, 1994. Dycam's arrangement with Logitech provided that Logitech would make a one-time royalty payment of approximately $1,000,000 in 1993, and thereafter pay Dycam a .5% royalty fee on future sales of the licensed product. Subsequent to December 31, 1994, Logitech informed the Company that it had ceased to manufacture the camera for which it held a license and as a consequence revenues from this license will cease as soon as Logitech exhausts its current supplies of the subject product. Future royalties from Logitech will be minimal and will terminate as soon as Logitech exhausts its current inventory of the licensed product. Revenues from camera sales were $405,000 (99% of Dycam's revenues) for the three months ended March 31, 1995 compared to $334,000 (60% of Dycam's revenues) for the first three months of 1994. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Although Dycam derived no revenues from contract engineering work during the three months ended March 31, 1995, Dycam believes that the pursuit of this type of work presents a substantial opportunity for revenue growth in future periods and intends to devote a substantial portion of its resources to this area. The Company believes that, beginning the first quarter of 1996, a substantial portion of Dycam's revenues will be derived from the sales and licensing revenue from FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% royalty on all FYI sales.

 .   FYI.  FYI's revenues are derived from sales of newborn baby photographs and ancillary products. Since its first sales in March 1995, revenues have consistently grown each month as the customer base has increased to over 50 hospital accounts by December 31, 1995. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business and intends to continue to devote substantial efforts and resources to FYI's growth. Based on FYI's growth in 1995, its competitively priced products and its emphasis on service, the Company believes that the FYI business will continue to grow in 1996 and provide a significant portion of the Company's future consolidated revenues.

 .   SSI.  SSI's revenues are primarily derived from the sale of franchises.  The first SSI franchises were sold during the last quarter of 1994. SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. The Company has decided to eliminate and has commenced the wind-down of the SSI line of business. The Company anticipates that the SSI line of business will generate a minimal portion of the Company's revenues in 1996, and no revenues in later years.

Gross Profit
------------

    Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the three months ended March 31, 1995 and 1994:


                            Three Months Ended                      Three Months Ended
                              March 31, 1995                          March 31, 1994
                            ------------------                      ------------------
                                       Gross Profit as                         Gross Profit as
                                       Percentage of                           Percentage of
                     Gross Profit         Revenues           Gross Profit         Revenues
                  ------------------   ---------------    ------------------   ---------------
Consolidated            $496,000             34%                $951,000             58%
SOV                      412,000             41                  590,000             55
Dycam                     61,000             15                  361,000             64
FYI                            -              -                        -              -
SSI                       23,000            100                        -              -

 .   Styles on Video.  SOV's gross profit decreased for the three month period ended March 31, 1995 compared to the three month period ended March 31, 1994 primarily due to inventory write-offs during the three months ended March 31, 1995. The Company believes that variance in gross profit was also due to inaccuracies and inconsistent methodology in the cost accounting system and shrinkage which were present in 1994. The Company did not detect these inaccuracies until after the end of its 1994 fiscal year. During the three months ended March 31, 1995, the Company took steps to correct the inaccuracies by performing quarterly physical inventory counts, as opposed to previously performed annual counts, and standardizing its cost accounting methodology. Additionally, improved purchasing, requisition and tracking procedures were implemented and standardized in the first quarter of 1995 with the change in senior management and key accounting personnel. In June 1995 physical security over inventories was improved at the Company's new facilities.

 .   Dycam.  Gross profit for the three months ended March 31, 1995 decreased compared to the three months ended March 31, 1994 as a result of a greater percentage of Dycam's overall revenue being derived from camera sales. Such sales have a lower margin than sales of supporting software, licenses, and custom contract engineering. Moreover, Dycam lowered its average camera sales prices, and experienced high start-up costs in material and labor associated with the initial shipments of new products, including the FYI digital camera system, all of which adversely affected Dycam's gross profit.

 .   FYI.  FYI recognized its first sales in March 1, 1995.  FYI's gross profit is expected to increase as FYI emerges from its start-up phase of operations.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

    Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers, office staff and sales personnel, advertising and promotion, accounting, legal and other professional expenses and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the three months ended March 31, 1995 and 1994:

                           Three Months Ended                     Three Months Ended
                             March 31, 1995                         March 31, 1994
                           ------------------                     ------------------
                                       Percentage of                          Percentage of
                       Expenses           Revenues            Expenses           Revenues
                  ------------------   -------------     ------------------   -------------
Consolidated              $2,066,000              144%           $2,110,000              129%
SOV                          906,000               90             2,025,000              188
Dycam                        330,000               81                85,000               15
FYI                          534,000           13,350                     -                -
SSI                          296,000            1,287                     -                -

 .   Styles on Video.  Selling, general and administrative expenses of SOV for the three months ended March 31, 1995 decreased $1,119,000, or 55%, from the three months ended March 31, 1994, and represented 44% of the Company's total selling, general and administrative expenses. Salaries and benefits increased $46,000 for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 due to an increase in the number of employees at all levels in all departments. However, SOV's personnel was reduced by 27 persons (50%) in the three months ended March 31, 1995 when compared to the immediately preceding quarter. Marketing and advertising decreased $41,000 compared to the three months ended March 31, 1994 due to steps taken to reduce costs including reducing the design and number of advertisements placed and trade shows attended. Bad debt expense decreased $792,000 in the three months ended March 31, 1995 compared to the three months ended March 31, 1994. The Company's high level of bad debt expense for the first quarter of 1994 was primarily due to the establishment of nonrecurring reserves for potentially uncollectible receivables, including a reserve for a $450,000 note receivable from Image Marketing SV, a Corporation organized under the laws of Belgium. SOV made efforts to reduce selling, general and administrative expenses throughout 1995. The total personnel employed by SOV was reduced to 10 employees by December 31, 1995. During 1995, SOV moved from its facility in Canoga Park, California to a shared facility with FYI in Newbury Park, California. Certain members of the Company's management team divided their time between SOV and FYI to reduce costs and maximize resources. Additional reductions were made in SOV's advertising and marketing costs as a consequence of further cut backs on the design and placement of advertisements and attendance at trade shows. Despite the steps taken to reduce costs, SOV's selling, general and administrative costs continued to exceed its gross profit on a monthly basis throughout 1995.

    In January 1996, the Company decided to discontinue the SOV line of business. During the wind-down of the SOV line of business, selling, general and administrative expenses related to such operations will continue to exceed the gross profit derived therefrom. The Company intends to reduce SOV's expenses to a minimal level consistent with those of a holding company. In furtherance of this goal, in January 1996, SOV made significant additional reductions in its workforce, and ultimately plans to eliminate the majority of its employees.

 .   Dycam.  Selling, general and administrative expenses for the three months ended March 31, 1995 increased $245,000, or 288%, compared to the three months ended March 31, 1994 and represented 16% of the Company's total selling, general and administrative expenses. The increase resulted primarily from increased sales and marketing expenditures in connection with Dycam's efforts to penetrate new markets, an increase in Dycam's employee base, including the employment of two high level executive officers during the three months ended March 31, 1995, and increased administrative expenses associated with Dycam's status as a public entity.

 .   FYI.  Selling, general and administrative expenses for the three months ended March 31, 1995 represented 26 % of the Company's total selling, general and administrative expenses. FYI's general and administrative expenses for the three months ended March 31, 1995 primarily included salaries and benefits of $345,000, and travel and marketing costs of $76,000 associated with introducing the start-up company to the marketplace. FYI continued to add personnel in 1995 to accommodate growth and had 39 full-time and 15 part-time employees at December 31, 1995. FYI intends to continue to add staff in 1996 based on projected growth. High levels of travel and marketing costs continued through 1995 and are expected to continue for the foreseeable future as FYI introduces itself to the marketplace and builds and operates its business.

 .   SSI.  Selling, general and administrative expenses of SSI for the three months ended March 31, 1995 represented 14% of the Company's total selling, general and administrative expenses. SSI's costs primarily include salaries of $75,000, legal and professional fees of $46,000, marketing and advertising of $75,000, and travel expenses of $79,000 associated with the franchising effort. The Company took steps towards the reduction of SSI's expenditures in 1995. As of December 1995, there are no direct employees at SSI and marketing costs have been reduced to zero. In January 1996, the Company decided to eliminate the SSI line of business.

Research and Development
------------------------

    Consolidated research and development expenses for the three months ended March 31, 1995 were $204,000 (14% of consolidated revenues), an increase of $98,000, or 92%, compared to $106,000 (6% of consolidated revenues) for the three months ended March 31, 1994. The increase is primarily attributable to Dycam.

 .   Styles on Video.  SOV did not incur any research and development expenses during the first quarter of 1995 compared to $4,000 for the first quarter of 1994. SOV incurred total research and development costs of approximately $56,000 during 1995 related to the development of the Electric Hair System, a hairstyle and beauty imaging system. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate the SOV line of business.

 .   Dycam.  Research and development expenses for the three months ended March
    31, 1995 were $199,000 (49% of Dycam's revenues), an increase of $97,000 or 95%, from $102,000 (18% of Dycam's revenues) for the three months ended March 31, 1994 and represented 98% of the Company's total research and development expenses. Dycam's research and development expenses are attributable to the addition of employees dedicated to product development activities. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the three months ended March 31,
    1995 were $5,000, and represented 2% of the Company's total research and development expenses. FYI's research and development activities during the three months ended March 31, 1995 were carried out in conjunction with related activities at Dycam. FYI's research and development expenses for the three months ended March 31, 1995 were attributable to FYI's share of new product development activities associated with the design and manufacture of the prototype digital camera and system for the photography of newborn babies at hospitals. FYI believes that continuing research and development is essential to maintaining its long-term competitive position and expects to continue to expend significant funds in this area.

 .   SSI.  There were no research and development expenses associated with SSI's operations.

Depreciation and Amortization
-----------------------------

    The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense for the three months ended March 31, 1995 was $98,000, an increase of $46,000 from $52,000 for the three months ended March 31, 1994. The increase resulted primarily from increased goodwill amortization costs, and depreciation of fixed assets acquired by SOV, Dycam and FYI during the three months ended March 31, 1995.

Liquidity and Capital Resources
-------------------------------

    During the three months ended March 31, 1995, the Company relied primarily upon cash on hand, cash received from sales, intercompany advances, net of partial repayment of loans from stockholders, and the receipt of an income tax refund of $62,000 to finance its cash operating losses and the expansion of FYI. Additionally, FYI's capital expenditures were financed in part by a capital lease.

    At March 31, 1995, the Company had consolidated cash and cash equivalents of $2,813,000, a decrease of $1,548,000 from $4,361,000 at December 31, 1994. The
Company's consolidated working capital was $3,340,000 at March 31, 1995, a decrease of $1,917,000 compared to $5,257,000 at December 31, 1994. Working capital reduction was primarily the result of cash used in operations. The current ratio at March 31, 1995 was 2.3 to 1 compared to 3.1 to 1 at December 31, 1994.

 .   Styles on Video.  SOV's cash and cash equivalents at March 31, 1995 were
$363,000, down $216,000 from $579,000 at December 31, 1994.  Income taxes receivable decreased $62,000 due to SOV's receipt of an income tax refund. Inventories decreased $132,000 due to reductions of product on hand to improve cash flow, sales of product, and write-offs and disposals of obsolete inventory. Loan receivable from stockholder decreased $120,000 due to repayment. Accounts payable increased $104,000 due to measures taken to preserve limited cash. Advance from stockholder decreased $150,000 due to partial repayment. SOV's working capital at March 31, 1995 was $478,000, a decrease of $686,000 compared to $1,164,000 at December 31, 1994. The working capital reduction was primarily the result of cash used in operations, net of intercompany and related party notes and advances. SOV continued to use cash to fund cash operating losses throughout 1995.

    In January 1995, Dycam made an additional secured loan of $500,000 to SOV. This advance together with an earlier advance of $500,000 was made pursuant to a secured promissory note which was originally due in September 1995 and later extended until December 1998. The purpose of the loan was to enable SOV to continue funding FYI, and thus the development and manufacture of the FYI digital camera by FYI and Dycam. During the three months ended March 31, 1995, SOV used cash to fund continued losses and advances to SSI of $250,000 and to FYI of $459,000. In November 1995, total advances to FYI outstanding of $2,700,000, including $1,567,000 advanced in 1995, were contributed by the Company to FYI capital.

    In September 1995, SOV and FYI received financing of $300,000 from MTC, pursuant to the Bridge Financing. Additional advances of $75,000 were made pursuant to the Bridge Financing in October 1995. In November 1995, SOV, FYI and IDI entered into the Agreement. Pursuant to the Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000, with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997. In addition, SOV issued $50,000 worth of 10% Senior Series A Convertible Preferred Stock, $100 par value. Moreover, the Agreement requires the Company to issue sufficient warrants so that when they are exercised, IDI will control 40% of the Company's common stock on a fully diluted basis. FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the Agreement as amended in March 1996, up to $750,000 of the funds are available to SOV, of which approximately $550,000 had been advanced to SOV by FYI as of March 15, 1996. The remaining funds are to be used for the furtherance of FYI's expansion. At December 31, 1995, the Company was not in compliance with certain of the Agreement's financial covenants, however, the Company has obtained a waiver of these violations from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If defaults occur in future periods, and waivers are not obtained, and the Company's assets securing the Agreement are taken in satisfaction of the amounts due pursuant to the Agreement, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam. For additional information, see "Notes to Consolidated Financial Statements -- Subsequent Events."

    In 1995, SOV entered into a settlement of Class Action and Derivative lawsuits, whereby SOV agreed to deliver to the plaintiff class warrants to purchase 750,000 shares of the Company's common stock and a $250,000 promissory note payable in three equal semi-annual installments commencing July 1996. In addition, SOV anticipates receiving refunds of previously paid income taxes of approximately $340,000 in 1996.

    On April 5, 1994, SOV purchased 80% of the outstanding stock of Forever Yours, Inc. ("FYI"), a newly formed corporation which engages in the newborn baby photography business, for cash consideration of $100,000. The 20% of FYI stock not purchased by SOV is currently held by FYI's President. In November 1995, FYI's President entered into negotiations with SOV relating to the exchange of his entire interest in FYI for consideration consisting of shares of SOV's common stock. No assurance can be made, however, that such negotiations will be successfully concluded.

    In January 1996 the Company decided to discontinue SOV's hairstyle and beauty imaging operations. During the wind-down of these operations, the Company anticipates that these operating activities will continue to use cash and that its cash balances in fiscal 1996 will continue to decline. Since the last quarter of 1995, the Company has successfully negotiated significant discounts of certain of its accounts payable balances, and intends to negotiate a reduction in its remaining accounts payable. No guarantee, however, can be made that the Company will be able to successfully negotiate reductions on its remaining outstanding accounts payable.

    In March 1996, the Company entered into negotiations with IDI for additional financing. No assurances can be given that the financing will occur or will be sufficient to cover the Company's operating shortfalls. In addition, the Company believes that the net cash impact of a settlement of the K&A gain contingency and the Durian loss contingency, more fully described in the Notes to Consolidated Financial Statements, will be positive. No assurance, however, can be given that a net positive result will be achieved. If (a) a net negative result is achieved with respect to the K&A and Durian matters, (b) management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, or (c) the financing under negotiation is not consummated or proves insufficient to cover the shortfalls, SOV may find it necessary to further reduce its levels of expenditures or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

 .   Dycam.  At March 31, 1995, Dycam had cash and short-term investments on hand of $2,439,000, down $1,276,000 from $3,715,000 at December 31, 1994.  The decrease primarily reflects cash operating losses for the period, an increase in notes receivable from SOV of $500,000, an increase in inventories to support the FYI digital camera project, increased accounts receivable, and an increase in fixed assets.

Current liabilities at March 31, 1995 decreased by $130,000 from December 31, 1994 to $342,000 primarily as a result of a $129,000 decrease of an intercompany payable that was repaid to SOV. Intercompany payables are eliminated from the Consolidated Balance Sheets upon consolidation. Dycam's working capital at March 31, 1995 was $3,854,000, a decrease of $586,000 when compared to $4,440,000 at December 31, 1994. The working capital reduction was primarily the result of cash operating losses and the repayment of current liabilities. The current ratio at March 31, 1995 was 12.3 to 1 compared to 10.4 to 1 at December 31, 1994.

    Since the closing of its rights offering in 1994, Dycam has expended a substantial portion of the $4,976,000 raised, including advancing $1,000,000 to SOV pursuant to a secured loan originally due in September 1995 and later extended to December 1998. The purpose of the advance was to provide funds for the operation and expansion of FYI. All interest payments pursuant to the note have been made in a timely fashion by SOV. If the Company defaults on the Agreement, and IDI exercises its rights, Dycam may not be repaid and will be entitled to receive back the 1,916,667 shares of Dycam's common stock owned by SOV which secure the $1,000,000 note payable to Dycam.

    Dycam believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through at least twelve months following March 29, 1996. In addition, to the extent Dycam's cashflow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash, or scale back its operating and research and development expenses to a level sustainable under such a situation.

 .   FYI.  At March 31, 1995, FYI had cash and short-term investments on hand of
$10,000, down $56,000 from $66,000 at December 31, 1994. FYI relied primarily upon advances of $459,000 from SOV in the three months ended March 31, 1995 to finance its operations and expansion. In November 1995, the advances were contributed to FYI's Capital by SOV. Additionally, certain capital expenditures were financed in part by a capital lease which has a three year term and provides for the purchase of the equipment at the end of the lease term. FYI revenues commenced in March 1995 and were $4,000 for that month, consistent with the Company's expectations of revenues during FYI's start-up phase.

    The decrease in cash for the three months ended March 31, 1995 primarily reflects cash losses for the period, net of advances from SOV, capital expenditures, and intangibles related to patent and trademark activity. FYI financed non-related party equipment purchases of $96,000, $40,000 and $43,000, respectively, in December 1994, June 1995 and October 1995 with capital lease obligations. FYI's working capital at March 31, 1995 was $12,000. The current ratio at March 31, 1995 was 1.06 to 1, compared to 1.98 to 1 at December 31, 1994.

    As described above, in September 1995, SOV and FYI received bridge financing of $300,000 from MTC, pursuant to the Bridge Financing. Additional advances of $75,000 were made pursuant to the Bridge Financing in October 1995. In November 1995, SOV, FYI and IDI, entered into the Agreement. FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction, as amended in March 1996, up to $750,000 of the funds are available to SOV, of which approximately $550,000 had been advanced to SOV as of March 15, 1996. As discussed above, the Company was not in compliance with certain of the Agreement's financial covenants at December 31, 1995, however, the Company has obtained a waiver of these violations from IDI.

    FYI expects that working capital requirements and capital additions in fiscal 1996 will continue to be funded through a combination of cash on hand, cash receipts from product sales, and capital leases, and additional financing from IDI which is currently being negotiated. FYI no longer relies on or receives advances from SOV or Dycam to fund operations. FYI anticipates that its operating and research and development activities in fiscal 1996 will continue to use cash. FYI believes that it will reduce its cash shortfalls each month as revenues increase with anticipated growth. It is not possible to predict the actual growth rate. To the extent FYI experiences unplanned levels of growth in the future, or if cash flow from operations is less than anticipated, or if the financing under negotiation is not consummated or proves insufficient to cover the shortfalls, FYI may be required to obtain additional financing, scale back its marketing and research and development activities to a level sustainable under such circumstances, or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

 .   SSI.  At March 31, 1995, SSI had cash and short term investments on hand of
$1,000, its only current asset. SSI's working capital at March 31, 1995 was $(4,000). The current ratio at March 31, 1995 was .2 to 1, compared to 2.83 to 1 at December 31, 1994. For the three months ended March 31, 1995, SSI primarily relied on advances of approximately $250,000 from SOV and franchise income of $23,000 to fund cash operating losses.

    SSI continued to use cash in operations during 1995, primarily as a result of continued cash operating losses. SSI stopped the sale of franchises in January 1995 and is no longer marketing the sale of franchises or updating its Uniform Franchising Offering Circular. As of December 31, 1995, SSI no longer has any employees, and all corporate administrative matters are handled by SOV on behalf of SSI. In January 1996, the Company decided to eliminate the SSI line of business and expects cash provided and used by SSI to comprise only a minimal portion of the Company's cash flow in 1996, and none in later years.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings - (1)

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information- None

Item 6 Exhibits and Reports on Form 8-K


Exhibit No.       Document
-----------       --------
   27.1           Financial Data Schedule


(1) Incorporated by reference from Styles on Video, Inc.'s Annual Reports on Form 10-KSB for the Fiscal Years ended December 31, 1995 and 1994 filed with the Commission on March 24, 1997 and March 29, 1996, respectively.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant, Styles on Video, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Signature                     Title                     Date
     ---------                     -----                     ----

/s/ K. Eugene Shutler    Chairman of the Board and
----------------------   Chief Executive Officer          March 21, 1997
 K. Eugene Shutler       (Principal Executive Officer)



/s/ Nancy H. Galgas      Chief Financial Officer
----------------------   (Principal Accounting Officer    March 21, 1997
  Nancy H. Galgas        and Secretary)