Form 10QSB/A
period 1995-06-30
STYLES ON VIDEO INC
filed 1997-03-24
CIK 897074

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                      OR
            [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

           Transitional Small Business Disclosure Format (Check One)

                               Yes [ ]   No [X]

================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             STYLES ON VIDEO, INC.
                RESTATED CONSOLIDATED BALANCE SHEETS(NOTE (1))
                                  (Unaudited)

                                     ASSETS

                                                             June 30, 1995   December 31, 1994
                                                             -------------   -----------------
Current assets:

   Cash and cash equivalents                                   $  2,370,000        $ 4,361,000

   Accounts receivable, less allowance of $431,000 and
       $510,000 at June 30, 1995 and December 31, 1994,
       respectively                                                 261,000            184,000

   Loan receivable from stockholder                                       -            450,000

   Income taxes receivable                                          327,000          1,256,000

   Inventories                                                    1,031,000          1,215,000

   Prepaid expenses and other current assets                        387,000            325,000
                                                               ------------        -----------

       Total current assets                                       4,376,000          7,791,000

Property and equipment, net                                         814,000            614,000

Long-term receivables, less allowance of $577,000
       at June 30, 1995 and December 31, 1994                        14,000             44,000

Goodwill, net of accumulated amortization of $388,000
     and $249,000 at June 30, 1995 and December 31,
     1994, respectively                                           5,166,000          5,305,000


Other assets                                                        120,000             49,000
                                                               ------------        -----------

       Total assets                                            $ 10,490,000        $13,803,000
                                                               ============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                            $  1,446,000        $ 1,192,000

   Accrued expenses                                                 397,000            274,000

   Customer advances                                                868,000            868,000

   Advance from stockholder                                          48,000            200,000

   Current portion of long-term obligations                          40,000                  -
                                                               ------------        -----------

       Total current liabilities                                  2,799,000          2,534,000

                                                                    250,000            250,000
Note payable

Other long-term liabilities                                          83,000             94,000

Minority interests in consolidated subsidiaries                   1,325,000          1,471,000

Commitments and contingencies

Stockholders' equity:

   Preferred stock, par value $.001; 1,000,000 shares                     -                  -
       authorized; none issued

   Common stock, par value $.001; 10,000,000 shares
       authorized; 4,505,000 shares issued and outstanding
       at June 30, 1995 and December 31, 1994                         4,000              4,000

   Additional paid-in capital                                    16,137,000         16,137,000

   Accumulated deficit                                         $(10,108,000)        (6,687,000)
                                                               ------------        -----------

       Total stockholder's equity                                 6,033,000          9,454,000
                                                               ------------        -----------

       Total liabilities and stockholder's equity              $ 10,490,000        $13,803,000
                                                               ============        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
           RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE (1))
       For the three and six month periods ended June 30, 1995 and 1994
                                  (Unaudited)

                                        Three months ended June 30        Six months ended June 30
                                        --------------------------        ------------------------
                                           1995           1994             1995            1994
                                       ------------   -------------   --------------   --------------
Revenues
  Systems and related                  $   843,000      $1,077,000      $ 1,830,000      $ 2,129,000
   software sales
  Camera sales                             402,000         178,000          807,000          512,000
  Other revenues                            84,000         282,000          131,000          535,000
                                       -----------      ----------      -----------      -----------
          Total revenues                 1,329,000       1,537,000        2,768,000        3,176,000
Cost of revenues, excluding
 depreciation and
 amortization
  Cost of systems and                      425,000         516,000        1,017,000        1,005,000
   software sold
  Cost of camera sales                     216,000          90,000          563,000          247,000
  Other costs                               40,000               -           44,000           42,000
                                       -----------      ----------      -----------      -----------
          Total cost of                    681,000         606,000        1,624,000        1,294,000
           revenues                    -----------      ----------      -----------      -----------
          Gross profit                     648,000         931,000        1,144,000        1,882,000
Operating expenses
  Selling, general and                   2,034,000       1,451,000        4,100,000        3,561,000
   administrative
  Research and development                 259,000         129,000          463,000          235,000
  Depreciation and                          96,000          82,000          194,000          134,000
   amortization                        -----------      ----------      -----------      -----------
          Total operating                2,389,000       1,662,000        4,757,000        3,930,000
           expenses                    -----------      -----------     -----------      -----------
          Loss from                     (1,741,000)       (731,000)      (3,613,000)      (2,048,000)
           operations
Interest income, net of                     64,000          21,000           61,000           41,000
 interest expense
Other income (expense)                     (10,000)              -          (10,000)               -
Minority interests in net
 losses of   consolidated                  104,000          24,000          146,000           24,000
 subsidiaries                          -----------      ----------      -----------      -----------

          Loss before income            (1,583,000)       (686,000)      (3,416,000)      (1,983,000)
           taxes
Provision for income taxes                   5,000           3,000            5,000           72,000
                                       -----------      ----------      -----------      -----------
          Net loss                     $(1,588,000)     $ (689,000)     $(3,421,000)     $(2,055,000)
                                       ===========      ==========      ===========      ===========
Net loss per common share                    $(.35)          $(.16)           $(.76)           $(.53)
                                       ===========      ==========      ===========      ===========
Weighted average common                  4,505,000       4,224,000        4,505,000        3,874,000
 shares outstanding                    ===========      ==========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
      RESTATED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NOTE (1))
                    For the six months ended June 30, 1995
                                  (Unaudited)


                                         Common Stock
                                ------------------------------        Additional
                                                                       Paid-in       Accumulated    Stockholders'
                                No. of Shares        Par Value          Capital        Deficit         Equity
                                -------------        ---------        -----------   -------------   -------------
Balance, December 31, 1994         4,505,000           $4,000         $16,137,000   $ (6,687,000)     $ 9,454,000
Net loss                                   -                -                   -     (1,833,000)      (1,833,000)
                                   ---------           ------         -----------   ------------      -----------
Balance, March 31, 1995            4,505,000            4,000          16,137,000     (8,520,000)       7,621,000
Net loss                                   -                -                   -     (1,588,000)      (1,588,000)
                                   ---------           ------         -----------   ------------      -----------
Balance, June 30, 1995             4,505,000           $4,000         $16,137,000   $(10,108,000)     $ 6,033,000
                                   =========           ======         ===========   ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
           RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE (1))
                                  (Unaudited)

                                                                       Six months ended
                                                                       -----------------
                                                               June 30, 1995      June 30, 1994
                                                               --------------   -----------------
Cash flows from operating activities:

 Net loss                                                        $(3,421,000)        $(2,055,000)

 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                     194,000             134,000
   Provision for bad debts                                                 -             833,000
   Minority interest in consolidated subsidiaries                   (146,000)            (24,000)
   Changes in operating assets and liabilities:
     Accounts receivable                                             (77,000)             52,000
     Income taxes receivable                                         929,000            (176,000)
     Inventories                                                     184,000            (350,000)
     Prepaid expenses and other current assets                       (62,000)           (181,000)
     Long-term receivables and other assets                          (41,000)             49,000
     Accounts payable and accrued expenses                           377,000             197,000
     Customer advances                                                     -             243,000
     Income taxes payable                                                  -              65,000
                                                                 -----------         -----------

   Net cash used in operating activities                          (2,063,000)         (1,213,000)


Cash flows from investing activities:
   Purchase of property and equipment                               (213,000)           (333,000)
   Increase in intangibles                                                 -             (36,000)
   Minority interest investment in subsidiary                              -               1,000
   Acquisition of business, net of cash acquired                           -             165,000
                                                                 -----------         -----------

     Net cash used in investing activities                          (213,000)           (203,000)


Cash flows from financing activities:
   Rights offering costs incurred by subsidiary                            -            (262,000)
   Proceeds from issuance of common stock by subsidiary                    -             137,000
   Repayment of loan receivable from stockholder                     450,000             214,000
   Repayment of advance from stockholder                            (152,000)            (50,000)
   Repayment on capital lease obligations                            (13,000)                  -
   Net proceeds received from common stock issuances upon
     exercise of stock options                                             -           1,368,000
                                                                 -----------         -----------

     Net cash provided by financing activities                       285,000           1,407,000
                                                                 -----------         -----------

     Net increase in cash and cash equivalents                    (1,991,000)             (9,000)

Cash and cash equivalents, beginning                               4,361,000           2,107,000
                                                                 -----------         -----------

Cash and cash equivalents, ending                                $ 2,370,000         $ 2,098,000
                                                                 ===========         ===========

Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the year for:
   Income taxes                                                  $         -         $   182,000
   Interest                                                      $    10,000         $         -

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)


(1) General

    (a) THIS AMENDMENT IS REQUIRED TO CORRECT AN ACCOUNTING ERROR CONTAINED IN PREVIOUSLY REPORTED OPERATING RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995. THE ACCOMPANYING UNAUDITED RESTATED CONSOLIDATED FINANCIAL STATEMENTS OF STYLES ON VIDEO, INC. ("SOV") AND SUBSIDIARIES, (COLLECTIVELY, "THE COMPANY") FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995, WHICH CORRECT THIS ERROR, HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") FOR INTERIM FINANCIAL INFORMATION AND IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB. ACCORDINGLY, THESE RESTATED CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GAAP FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF THE FINANCIAL RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 HAVE BEEN INCLUDED. THE RESTATEMENT ADJUSTMENT WAS MADE TO REVERSE THE ALLOCATION OF A SUBSIDIARY'S LOSSES TO THE MINORITY INTEREST IN THE CASE IN WHICH THE LOSSES APPLICABLE TO THE MINORITY INTEREST IN THE SUBSIDIARY EXCEEDED THE MINORITY INTEREST IN THE EQUITY CAPITAL OF THE SUBSIDIARY. THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR. IN FEBRUARY 1995, THERE WAS A COMPLETE CHANGE IN THE SENIOR MANAGEMENT AND KEY ACCOUNTING PERSONNEL OF THE COMPANY. AS A CONSEQUENCE OF THIS CHANGE IN PERSONNEL, CERTAIN INDIVIDUALS ARE NO LONGER AVAILABLE TO PROVIDE INFORMATION WHICH THE COMPANY'S CURRENT MANAGEMENT BELIEVES MAY BE NECESSARY TO CONFIRM THE ACCURACY OF THE COMPANY'S 1994 FINANCIAL POSITION AND RESULTS OF OPERATIONS. THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS AS OF JUNE 30, 1994, AND FOR THE THREE AND SIX MONTHS THEN ENDED, ARE BASED UPON THE BEST INFORMATION WHICH WAS REASONABLY AVAILABLE TO THE COMPANY'S CURRENT MANAGEMENT. FOR MORE COMPLETE INFORMATION, INCLUDING A DISCUSSION OF VARIOUS FACTORS THAT MAY AFFECT THE FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY, REFER TO THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1994, AS FILED WITH THE COMMISSION ON MARCH 29, 1996; AND THE COMPANY'S REPORTS ON FORM 10-QSB/A FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1995 AND SEPTEMBER 30, 1995, THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996, JUNE 30, 1996 AND SEPTEMBER 30, 1996, WHICH WERE FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION ON MARCH 24, 1997.

    (b) The June 30, 1995 quarterly operating results have been restated for the following item:

Net loss for the three months ended June 30, 1995, as previously reported
                                                                               $(1,442,000)
Restatement adjustment:
Adjust minority interest                                                          (146,000)
                                                                               -----------
Net loss for the three months ended June 30, 1995, as restated
                                                                               $(1,588,000)
                                                                               ===========

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)



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

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)


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

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)


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

    Although there can be no assurances, management does not expect to incur substantial liability with respect to the wind-down or sale of SOV's hairstyle and beauty imaging operations or the wind down of SSI. After eliminating all of SOV's current operations, the Company expects to retain SOV as a holding Company for the Company's remaining operating subsidiaries, Dycam and FYI.

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

                             STYLES ON VIDEO, INC.
             NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)


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

    (c) Leaper - On February 10, 1995, Thomas D. Leaper ("Leaper") the Company's former Chief Operating Officer and Chief Financial Officer, filed a complaint against SOV for breach of contract, emotional distress and wrongful termination. Leaper seeks an unspecified amount of general and special damages. The Company responded to the complaint by moving to compel arbitration of all of Leaper's claims. The motion was granted in September of 1995. Leaper has not yet initiated arbitration.

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

    (e) Lawsuit against FYI competitor - On March 8, 1996, FYI filed a lawsuit against its major competitor, Inc. The lawsuit asserts, among other things, claims for unreasonable restraint of trade, monopolistic practices, unfair competition, trade libel, and false and misleading advertising. FYI seeks compensatory damages in excess of $10 million, as well as punitive damages and injunctive relief.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1994 WHICH WAS FILED WITH THE COMMISSION ON MARCH 29, 1996; AND THE COMPANY'S REPORTS ON FORM 10QSB/A FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1995 AND SEPTEMBER 30, 1995, AND THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996, JUNE 30, 1996 AND SEPTEMBER 30, 1996, WHICH WERE FILED WITH THE COMMISSION ON MARCH 24, 1997. THE INFORMATION CONTAINED IN THE COMPANY'S REPORTS ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995, THE COMPANY'S REPORTS ON FORM 10-QSB/A FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1995 AND SEPTEMBER 30, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996, JUNE 30, 1996 AND SEPTEMBER 30, 1996, PROVIDES ADDITIONAL DISCUSSION OF THE COMPANY'S CURRENT FINANCIAL POSITION AND RESULTS OF OPERATIONS, INCLUDING A DISCUSSION OF VARIOUS FACTORS THAT MAY AFFECT THE FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY. REFERENCE SHOULD ALSO BE MADE TO THE DISCLOSURE RELATING TO CERTAIN LIMITATIONS ON AVAILABLE INFORMATION SET FORTH ON NOTE (1) TO THE CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THIS REPORT. RESULTS OF OPERATIONS INCLUDE DYCAM'S OPERATING RESULTS FROM JANUARY 1, 1994, AS DYCAM'S OPERATING RESULTS FROM JANUARY 1, 1994 TO THE DATE OF ACQUISITION ON FEBRUARY 7, 1994 ARE NOT SIGNIFICANT.

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. FOR INFORMATION REGARDING POTENTIAL FACTORS THAT COULD AFFECT THE COMPANY'S FUTURE RESULTS AND FINANCIAL CONDITION, REFER TO THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" CONTAINED IN ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OF THE COMPANY'S REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED DECEMBER 31, 1994 AND 1995 WHICH WERE FILED WITH THE COMMISSION ON MARCH 29, 1996, AND MARCH 24, 1997, RESPECTIVELY.

Three months ended June 30, 1995 compared to the three months ended June 30,
----------------------------------------------------------------------------
1994 Revenues
-------------


    The following table summarizes the Company's revenues for the three months ended June 30, 1995 and 1994:


                                        Three Months Ended June 30, 1995                 Three Months Ended June 30, 1994
                                        --------------------------------                 --------------------------------
                                                          Percentage of                                   Percentage of
                                                             Company                                         Company
                                         Revenues            Revenues            Revenues                    Revenues
                                         --------         -------------          --------                 -------------
Consolidated                            $1,329,000            100%               $1,537,000                    100%
SOV                                        854,000             64                 1,077,000                     70
Dycam                                      421,000             32                   460,000                     30
FYI                                         44,000              3                         -                      -
SSI                                         10,000              1                         -                      -


 .   Consolidated Operations.  As detailed below, in January 1996, the Company elected to wind-down its hairstyle and beauty imaging and franchising operations. The Company intends to focus its resources on its operating subsidiaries, FYI and Dycam. After the wind-down is completed, SOV intends to operate solely as a holding company. The Company believes that its future revenue and growth will be derived from the operations of its subsidiaries.

 .   Styles on Video.  Revenues from sales of SOV's imaging systems ("Systems"), software, and related products for the three months ended June 30, 1995 decreased $223,000, or 21 %, as compared to the three months ended June 30, 1994. The total number of Systems sold in the three months ended June 30, 1995 increased approximately 2% compared to the three months ended June 30, 1994, solely due to the sale of 22 Redken Systems in the three months ended June 30, 1995 based on orders received following an introductory trade show in the first quarter of 1995. The number of SOV Video Maker Systems sold during the three months ended June 30, 1995 decreased approximately 49% compared to the three months ended June 30, 1994. Additionally, total sales of software and support products such as blank video tape cassettes, print paper, peripherals and promotional materials decreased for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. Throughout 1995, sales of Systems and software declined compared to their 1994 levels. The Company believes that the continued decline in sales is due to general lack of market interest in SOV's existing products at their current price point, the reduction of marketing efforts, and the damage done to the Company's reputation as a result of the halt in the trading of the Company's common stock and the class action lawsuit brought against the Company. The Company has decided to eliminate its SOV line of business. In January 1996, the Company commenced the wind-down of this line of business and is attempting to sell its hairstyle and beauty imaging operations. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996, and no revenues in later years.

 .   Dycam.  Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Dycam's total revenues for the three months ended June 30, 1995 decreased $39,000, or 8%, compared to the three months ended June 30, 1994. The decrease in revenue was primarily associated with the reduction of contract engineering fees net of an increase in camera sales. Revenues from contract engineering were $15,000 (4% of Dycam's revenues) for the three months ended June 30, 1995 compared to $275,000 for the three months ended June 30, 1994 (60% of Dycam's revenues). The reduction in contract engineering revenues was due to the existence of certain projects in process during the three months ended June 30, 1994 which were substantially completed by the end of 1994. Dycam believes that the pursuit of this type of work presents a substantial opportunity for revenue growth in future periods and intends to devote a substantial portion of its resources to this area. Revenues from camera sales were $402,000 (95% of Dycam's revenue) for the three months ended June 30, 1995 compared to $178,000 (39% of Dycam's revenues) for the three months ended June 30, 1994. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Revenues from license fees decreased $3,000, or 43% compared to the three months ended June 30, 1994. Dycam's arrangement with Logitech provided that Logitech would make a one-time royalty payment of approximately $1,000,000 in 1993, and thereafter pay Dycam a .5% royalty fee on future sales of the licensed product. Subsequent to December 31, 1994, Logitech informed the Company that it had ceased to manufacture the camera for which it held a license and as a consequence revenues from this license will cease as soon as Logitech exhausts its current supplies of the subject product. The Company believes that, beginning the first quarter of 1996, a substantial portion of Dycam's revenues will be derived from the sales of cameras to, and licensing revenue from FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% royalty on all FYI sales.

 .   FYI.  FYI's revenues are derived from sales of newborn baby photographs and ancillary products. Since its first sales in March 1995, revenues have consistently grown each month as the customer base has increased to over 50 hospital accounts by December 31, 1995. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business and intends to continue to devote substantial efforts and resources to FYI's growth. Based on its growth in 1995, its competitively priced products and its emphasis on service, the Company believes that the FYI business will continue to grow in 1996 and provide a significant portion of the Company's future consolidated revenues.

 .   SSI.  SSI's revenues are primarily derived from the sale of franchises.  The first SSI franchises were sold during the last quarter of 1994. SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. The Company has decided to eliminate and has commenced the wind-down of the SSI line of business. The Company anticipates that the SSI line of business will generate only a minimal portion of the Company's revenues in 1996, and no revenues in later years.

Gross Profit
------------

    Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the three months ended June 30, 1995 and 1994:

                            Three Months Ended June 30, 1995       Three Months Ended June 30, 1994
                            --------------------------------       --------------------------------
                                            Gross Profit as                         Gross Profit as
                                            Percentage of                           Percentage of
                            Gross Profit       Revenues            Gross Profit        Revenues
                            ------------    ---------------        ------------     ---------------
Consolidated                 $648,000            49%                $931,000              61%
SOV                           429,000            50                  561,000              52
Dycam                         205,000            49                  370,000              80
FYI                             4,000             9                        -               -
SSI                            10,000           100                        -               -

 .   Styles on Video.  Gross profit decreased in the three months ended June 30,
    1995 compared to the three months ended June 30, 1994 due to write-offs of obsolete inventory during the second quarter of 1995. The Company believes that the remainder of the variance in gross profit is due to inaccuracies and inconsistent methodology in the cost accounting system and shrinkage which were present in 1994. The Company did not detect these inaccuracies until after the end of its 1994 fiscal year. During the three months ended March 31, 1995, the Company took steps to correct the inaccuracies by performing quarterly physical inventory counts, as opposed to previously performed annual counts, and standardizing its cost accounting methodology. Additionally, improved purchasing, requisition and tracking procedures were implemented and standardized in the first quarter of 1995 with the change in senior management and key accounting personnel. In June 1995 physical security over inventories was improved at the Company's new facilities.

 .   Dycam.  Gross profit for the three months ended June 30, 1995 decreased compared to the three months ended June 30, 1994, primarily as a result of the increase in the percentage of revenue from camera sales. Such sales have a lower margin than sales of supporting software, licenses and custom contract engineering. Moreover, Dycam lowered its average camera sales prices which adversely affected Dycam's gross profit.

 .   FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit is expected to increase as FYI emerges from its start-up phase of operations.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

    Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers, office staff and sales personnel, advertising and promotion, accounting, legal and other professional fees, and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the three months ended June 30, 1995 and 1994:

                              Three Months Ended June 30, 1995            Three Months Ended June 30, 1994
                              --------------------------------            --------------------------------
                                                  Percentage of                           Percentage of
                              Expenses               Revenues              Expenses          Revenues
                              --------            -------------            --------       -------------
Consolidated                 $2,034,000                 153%               $1,451,000           94%
SOV                           1,039,000                 122                 1,171,000          109
Dycam                           275,000                  65                   168,000           37
FYI                             658,000               1,495                   112,000            -
SSI                              62,000                 620                         -            -

 .   Styles on Video.  Selling, general and administrative expenses of SOV for the three months ended June 30, 1995 decreased $132,000, or 11%, from the three months ended June 30, 1994, and represented 51 % of the Company's total selling, general and administrative expenses. Salaries and benefits expenses decreased $47,000 for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 due to layoffs which occurred in the first quarter of 1995, net of increases due to the allocation from FYI of a portion of the salaries of the new management group, including bonuses totaling $50,000. Marketing and advertising decreased $189,000, or 101%, for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 primarily due to steps taken to reduce costs by reducing the design and number of advertisements placed and limiting the number of trade shows attended. Bad debt expense decreased $41,000, or 100%, in the three months ended June 30, 1995 compared to the three months ended June 30, 1994, due to reduced requirements for additional reserves. Legal expenses increased $102,000, or 148%, in the three months ended June 30, 1995 compared to the three months ended June 30, 1994, and $114,000 or 200%, compared to the prior three months ended March 31, 1995, due to costs related to increased legal matters. See "Legal Proceedings". SOV made efforts to reduce selling, general and administrative expenses throughout 1995. The total personnel employed by SOV was reduced from 54 employees on January 1, 1995 to 10 employees by December 31, 1995. During 1995, SOV moved from its facility in Canoga Park, California to a shared facility with FYI in Newbury Park, California. Certain members of the Company's management team divided their time between SOV and FYI to reduce costs and maximize resources. Additional reductions were made in SOV's advertising and marketing costs as a consequence of cut backs on the design and placement of advertisements and attendance at trade shows. Despite the steps taken to reduce costs, SOV's selling, general and administrative costs continued to exceed its gross profits on a monthly basis throughout 1995.

    In January 1996, the Company decided to discontinue the SOV line of business. During the wind down of the SOV line of business, selling, general and administrative expenses related to such operations will continue to exceed the gross profit derived therefrom. The Company intends to reduce SOV's expenses to a minimal level consistent with those of a holding company. In furtherance of this goal, in January 1996, SOV made significant additional reductions in its workforce, and ultimately plans to eliminate the majority of its employees.

 .   Dycam.  Selling, general and administrative expenses for the three months ended June 30, 1995 increased $107,000, or 64%, from the three months ended June 30, 1994, and represented 14% of the Company's total selling, general and administrative expenses. The increase resulted primarily from increased sales and marketing expenditures incurred in connection with Dycam's attempt to penetrate new markets, and an increase in the employee base of Dycam. Other increased costs include insurance premiums upon the renewal of a D&O policy, and rent and occupancy expenses due to a move to a new facility.

 .   FYI.  Selling, general and administrative expenses for the three months ended June 30, 1995 represented 32% of the Company's total selling, general and administrative expenses. FYI's general and administrative expenses for the three months ended June 30, 1994 reflect FYI's first 3 months of operations. Salaries and benefits increased $306,000, or 450%, to $374,000 for the three months ended June 30, 1995 as compared to $68,000 in the three months ended June 30, 1994 due to the addition of staff to accommodate growth. FYI continued to add personnel during the last two quarters of 1995 and had 39 full-time and 15 part-time employees at December 31, 1995. FYI intends to continue to add personnel in 1996 based on projected growth. Marketing and travel costs were $149,000 for the three months ended June 30, 1995. High levels of marketing and travel costs are expected to continue for the foreseeable future as FYI introduces itself to the marketplace and builds and operates its business. Together salaries and benefits and marketing and travel costs accounted for approximately 77% of total general and administrative expenses incurred by FYI during the three months ended June 30, 1995.

 .   SSI.  Selling, general and administrative expenses for the three months ended June 30, 1995 represented 3% of the Company's total selling, general and administrative expenses. Costs were primarily comprised of salaries and residual advertising and marketing expenses. The Company took steps towards the reduction of SSI's expenditures in 1995. As of December 31, 1995, there were no direct employees at SSI and marketing costs were reduced to zero.
    In January 1996, the Company decided to eliminate and commenced the wind-down of the SSI line of business.

Research and Development
------------------------

    Consolidated research and development expenses for the three months ended June 30, 1995 were $259,000 (19% of consolidated revenues), an increase of $130,000, or 100%, compared to $129,000 (8% of consolidated revenues) for the three months ended June 30, 1994.

 .   Styles on Video.  Research and development expenses for the three months ended June 30, 1995 were $7,000, a decrease of $12,000, or 63% as compared to the three months ended June 30, 1994 and represented 3% of the Company's research and development expenses. Costs in the second quarter of 1995 related primarily to the development of the Electric Hair System, a hairstyle and beauty imaging system combined with a decline in relations with Redken. SOV incurred total research and development expenses of $56,000 in 1995. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate the SOV line of business.

 .   Dycam.  Research and development expenses for the three months ended June
    30, 1995 were $190,000 (45% of Dycam's revenues), an increase of $88,000, or 86%, from $102,000 (22% of Dycam's revenues) for the three months ended June 30, 1994, and represented 73% of the Company's total research and development expenses. Dycam's research and development expenses were attributable to the addition of new employees dedicated to product development activities. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the three months ended June 30,
    1995 were $62,000 compared to $8,000 for the three months ended June 30, 1994, and represented 24% of the Company's total research and development expenses. FYI's research and development activities were carried out in conjunction with relate 1 activities at Dycam. Research and development expenses represent FYI 's share of new product development activities associated with the design and manufacture of the prototype digital camera and system for the photography of newborn babies at hospitals. FYI believes that continuing research and development is essential to maintaining its long-term competitive position and expects to continue to expend significant funds in this area.

 .   SSI.  There were no research and development expenses associated with SSI's operations.

Six months ended June 30, 1995 compared to the six months ended June 30, 1994
-----------------------------------------------------------------------------

Revenues
--------

    The following table summarizes the Company's revenues for the six months ended June 30, 1995 and 1994:

                           Six Months Ended June 30, 1995               Six Months Ended June 30, 1994
                           ------------------------------               ------------------------------
                                            Percentage of                                Percentage of
                                               Company                                      Company
                             Revenues          Revenues                  Revenues           Revenues
                            ---------        ------------               ---------       --------------
Consolidated               $2,768,000                 100%              $3,176,000            100%
SOV                         1,858,000                  67                2,156,000             68
Dycam                         829,000                  30                1,020,000             32
FYI                            48,000                   2                        -              -
SSI                            33,000                   1                        -              -

 .   Consolidated Operations.  As detailed below, in January 1996, the Company elected to wind down its hairstyle and beauty imaging and franchising operations. The Company intends to focus its resources on its operating subsidiaries, FYI and Dycam. After the wind-down is completed, SOV intends to operate solely as a holding company. The Company believes that its future revenues and growth will be derived from the operations of its subsidiaries.

 .   Styles on Video.  Revenues from SOV's sales for the six months ended June
    30, 1995 decreased 14% compared to the six months ended June 30, 1994. This decrease was primarily the result of a reduction in sales of software and support products such as blank videotape cassettes, print paper, peripherals and promotional materials. During this period, system sales increased solely due to the sale of 51 Redken Systems introduced in the first two quarters of 1995. Only 4 mom Redken Systems were sold during the last two quarters of 1995, partially due to the introduction of SOV's Electric Hair hairstyle and beauty imaging system in September 1995, which competes in certain markets with the Redken System combined with a decline in relations with Redken. Sales of SOV Systems declined in 1995 compared to their 1994 levels. The Company believes that the continued decline in sales is due to the general lack of market interest in SOV's existing products at their current price point, the reduction of marketing efforts, the damage done to the Company's reputation as a result of the halt in the trading of the Company's common stock and the class action lawsuit brought against the Company. The Company has decided to eliminate its SOV line of business. In January 1996, the Company commenced the wind-down of this line of business and is attempting to sell its hairstyle and beauty imaging system operations. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996, and no revenues in later years.

 .   Dycam.  Dycam's revenues for the six months ended June 30, 1995 decreased
    $191,000, or 19% compared to the six months ended June 30, 1994. The decrease in revenue was primarily associated with the reduction of license fees from Logitech, and the reduction in contract engineering fees, net of an increase camera sales. Revenues from camera sales were $807,000

    (97% of Dycam's revenue) in the six months ended June 30, 1995 compared to $512,000 in 1994 (50% of Dycam's Systems we Dycam believes that the increase in camera revenues is attributable to the general emergence of the digital camera market as a whole. Revenues from contract engineering were $15,000 (2% of Dycam's revenues) in the six months ended June 30, 1995 compared to $302,000 in the six months ended June 30, 1994 (30% of Dycam's revenues). The reduction in contract engineering revenues was due to the existence of certain projects during the six months ended June 30, 1994 which were substantially completed by the end of 1994. Dycam believes that the pursuit of contract engineering work presents a substantial opportunity for future revenue growth and intends to devote a substantial portion of its resources to this area. Licensee fees under the agreement with Logitech accounted for $7,000 in revenue in the six months ended June 30, 1995 and $199,000 in the six months ended June 30, 1994. Dycam's arrangement with Logitech provided that Logitech would make a one-time royalty payment of approximately $1,000,000 in 1993, and thereafter pay Dycam a .5% royalty fee on future sales of the licensed product. Subsequent to December 31, 1994, Logitech informed the Company that it had ceased to manufacture the camera for which it held a license and as a consequence revenues from this license will cease as soon as Logitech exhausts its current supplies of the subject product. The Company believes that, beginning in the first quarter of 1996, a substantial portion of Dycam's revenues will be from revenues derived from the sale of cameras to, and licensing revenue from, FYI. The CON element of the FYI digital imaging system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% royalty on all FYI sales.

 .   FYI.  FYI's revenues were $48,000 for the six months ended June 30, 1995 and represent of the Company's total revenues. Since its first revenues in March 1995, revenues have consistently grown each month as the customer base has increased to over 50 hospital accounts by December 31, 1995. The
    Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business and intends to continue to devote substantial efforts and resources to FYI's growth. Based on its growth in 1995, its competitively priced products, and its emphasis on service, the Company believes that the FYI business will continue to grow in 1996 and provide a significant portion of the Company's future consolidated revenues.

 .   SSI.  SSI's revenues are primarily derived from the sale of franchises.  The first SOV franchises were sold during the last quarter of 1994. SSI's total sales for the six months ended June 30, 1995 were approximately $33,000. SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. The Company has decided to eliminate and has commenced the wind-down of the SSI line of business.
    The Company anticipates that the SSI line of business will generate a minimal portion of the Company's revenues in 1996, and no revenues in later years.

Gross Profit
------------

    The following table summarizes the Company's gross profit for the six months ended June 30, 1995 and 1994:

                            Six Months Ended June 30, 1995            Six Months Ended June 30, 1994
                           -------------------------------            -------------------------------
                                           Gross Profit as                            Gross Profit as
                                           Percentage of                               Percentage of
                           Gross Profit       Revenues                Gross Profit        Revenues
                           ------------    ---------------            ------------    ----------------
Consolidated                 $1,144,000       41%                       $1,882,000          59%
SOV                             841,000       45                         1,151,000          53
Dycam                           266,000       32                           731,000          72
FYI                               4,000        8                                 -           -
SSI                              33,000      100                                 -           -

 .   Styles on Video.  The reduction in SOV's gross profit was primarily due to write-offs of inventory in 1995. The Company believes that the remainder of the change in gross profit is due to inaccuracies and inconsistent methodology in the cost accounting system and shrinkage in 1994. The Company did not detect these inaccuracies until after the end of its 1994 fiscal year. The Company took steps to correct the inaccuracies by performing quarterly physical inventory counts, as opposed to previously performed annual counts, and standardizing its cost accounting methodology in the first quarter of 1995. Improved purchasing, requisition and tracking procedures were implemented and standardized in the first quarter of 1995 with the change in senior management and key accounting personnel. In addition, in June 1995 physical security over inventories was improved at the Company's new facilities.

 .   Dycam.  Gross profit decreased during the six month period ended June 30,
    1995 compared to the six month period ended June 30, 1994 primarily as a result of the increase in the percentage of revenue derived from camera sales that have a lower margin, a decrease in custom contract engineering fees which have higher margins, the lower average sales prices for the cameras being sold, and high start-up costs in material and labor associated with initial shipments of new products.

 .   FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit is projected to increase as its business grows.

 .   SSI.  There are no significant, direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

    The following table summarizes the Company's selling, general and administrative expenses for the six months ended June 30, 1995 and 1994:

                             Six Months Ended June 30, 1995           Six Months Ended June 30, 1994
                             ------------------------------           ------------------------------
                                              Percentage of                            Percentage of
                             Expenses           Revenues              Expenses           Revenues
                             ----------       -------------           -----------      -------------
Consolidated                 $4,100,000              148%              $3,561,000             112%
SOV                           1,945,000              105                3,196,000             148
Dycam                           605,000               73                  253,000              25
FYI                           1,192,000            2,483                  112,000               -
SSI                             358,000            1,085                        -               -

 .   Styles on Video.  Selling, general and administrative expenses for the six months ended June 30, 1995 decreased $1,251,000, or 39%, from the six months ended June 30, 1994, and represented 47% of the Company's total selling, general and administrative expenses. Salaries and benefits increased $44,000, or 5%, to $869,000 for the six months ended June 30, 1995 compared to $825,000 for the six months ended June 30, 1994. Marketing and advertising decreased $230,000, or 69%, to $102,000 in the six months ended June 30, 1995 compared to $332,000 for the six months ended June 30, 1994 due to cost reduction efforts. Bad debt expense decreased $833,000 to zero in the six months ended June 30, 1995 compared to the six months ended June 30, 1994 as the result of large reserves required in the six months ended June 30, 1994 that did not recur in the six months ended June 30, 1995. Legal expenses increased $87,000, or 62%, to $228,000 for the six months ended June 30, 1995 as compared to $141,000 for the six months ended June 30, 1994 due to costs related to increased legal matters.

         In January 1996, the Company decided to discontinue the SOV line of business. During the wind-down of the SOV line of business, selling, general and administrative expenses related to such operations will continue to exceed the gross profit derived therefrom. The Company intends to reduce SOV's expenses to a minimal level consistent with those of a holding company. In furtherance of this goal, in January 1996 SOV made significant additional reductions in its workforce, and ultimately plans to eliminate the majority of its employees associated with the SOV line of business.

 .   Dycam.  Selling, general and administrative expenses for the six months ended June 30, 1995 increased $352,000, or 139%, from the six months ended June 30, 1994, and represented 15% of the Company's total selling, general and administrative expenses. The increase resulted from increased sales and marketing expenditures incurred in connection with Dycam's attempt to penetrate new markets, and an increase in Dycam's employee base. Selling, general and administrative salaries and benefits increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Other increases include increased insurance premiums upon renewal of a D&O policy, and rent and occupancy expenses due to the move to a new building.

 .   FYI.  Selling, general and administrative expenses for the six months ended
    June 30, 1995 increased $1,080,000, or 964%, from the six months ended June 30, 1994 and represented 29% of the Company's total selling, general and administrative expenses. Salaries and benefits for the six months ended June 30, 1995 were $719,000 compared to $68,000 for the six months ended June 30, 1994. Salaries and benefits increased due to the addition of staff to accommodate growth. FYI continued to add personnel in 1995 and had 39 full-time and 15 part-time employees at December 31, 1995. FYI intends to continue to add personnel in 1996 based on projected growth. Marketing and travel costs were $225,000 for the six months ended June 30, 1995 compared to $4,000 for the six months ended June 30, 1994. High levels of marketing and travel costs are expected to continue for the foreseeable future as FYI introduces itself to the marketplace and builds and operates its business.

 .   SSI.  Selling, general and administrative expenses of SSI for the six months ended June 30, 1995 increased $358,000 and represented 9% of the Company's total selling, general and administrative expenses. Costs primarily included salaries of $115,000, legal and professional expenses of $47,000, advertising and marketing expenses of $98,000, and travel of $78,000 associated with the franchising effort. As of December 31, 1995, direct employees at SSI and marketing costs were reduced to zero. In January 1996, the Company decided to eliminate and commenced the wind-down of the SSI line of business.

Research and Development
------------------------

    Consolidated research and development expenses for the six months ended June 30, 1995 were $463,000 (17% of consolidated revenues), an increase of $228,000, or 97%, compared to $235,000 (7% of consolidated revenues) for the six months ended June 30, 1994.

 .   Styles on Video.  Research and development expenses for the six months ended
    June 30, 1995 were $7,000 (less than 1% of SOV's revenues), a decrease of $16,000, or 70%, compared to $23,000 (1% of SOV's revenues) for the six months ended June 30, 1994, and represented 2% of the Company's research and development expenses. Costs in 1995 related primarily to the development of the Electric Hair Systems, a beauty and haircare imaging system. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate the SOV line of business.

 .   Dycam.  Research and development expenses for Dycam for the six months ended
    June 30, 1995 were $389,000 (47% of Dycam's revenues), an increase of $185,000, or 91%, compared to $204,000 (20% of Dycam's revenues) for the six months ended June 30, 1994, and represented 84% of the Company's total research and development expenses. This increase is attributable to the increase in new employees dedicated to new product development activities. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the six months ended June 30,
    1995 were $67,000 (99% of FYI's revenues), an increase of $59,000, or 738%, compared to $8,000 for the six months ended June 30, 1994, and represented 14% of the Company's total research and development expenses. FYI's research and development activities were carried out in conjunction with related activities at Dycam. FYI's costs were attributable to FYI's share of new product development activities associated with the design and manufacture of the prototype digital camera and system for the photography of newborn babies at hospitals. FYI believes that continuing research and development is essential to maintaining its long-term competitive position, and expects to continue to expend significant funds in this area.

Depreciation and Amortization
-----------------------------

    The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense for the six months ended June 30, 1995 was $194,000, an increase of $60,000 from $134,000 for the six months ended June 30, 1994. The increase primarily resulted from increased goodwill amortization costs, and the depreciation of fixed assets acquired by SOV, Dycam and FYI during the six months ended June 30, 1995.

Liquidity and Capital Resources
-------------------------------

    During the six months ended June 30, 1995, the Company relied primarily upon cash on hand, including intercompany advances, cash received from sales, and the receipt of an income tax refund of $929,000, net of partial repayment of loans from stockholders, to finance its cash operating losses and the expansion of FYI. FYI's capital expenditures were also financed in part by capital leases.

    At June 30, 1995, the Company had consolidated cash and cash equivalents of $2,370,000, a decrease of $1,991,000 from $4,361,000 at December 31, 1994. The
Company's working capital at June 30, 1995 was $1,577,000, a decrease of $3,680,000 when compared to $5,257,000 at December 31, 1994. Working capital reduction was primarily the result of a reduction in cash used in operations. The current ratio at June 30, 1995 was 1.6 to 1 compared to 3.1 to 1 at December 31, 1994.

 .   Styles on Video.  SOV's cash and cash equivalents at June 30, 1995 were
$360,000, down $219,000 from $579,000 at December 31, 1994. Accounts receivable decreased $118,000, primarily due to reserves established for potentially uncollectible balances. Income taxes receivable decreased $929,000 due to SOV's receipt of income tax refunds. Inventories decreased $385,000 due to reductions of product on hand to improve cash flow, sales of product, and write-offs and disposals of obsolete inventory. Loan receivable from stockholder decreased $450,000 due to repayment. Prepaid expenses increased $189,000 primarily due to prepayments and recording of the annual D&O premium with a corresponding offset of the unpaid balance to accrued expenses. Accounts payable increased $223,000 due to measures taken to preserve limited cash. Accrued expenses increased $98,000 primarily due to the recording of the annual D&O premium. Advance from stockholder decreased $152,000 due to repayment. SOV's working capital at June 30, 1995 was $(917,000) compared to $1,164,000 at December 31, 1994. The current ratio was .6:1 at June 30, 1995 compared to 1.6:1 at December 31, 1994. The working capital reduction was primarily the result of a decrease in cash which was used in operations to fund losses, net of intercompany advances, the receipt of income tax refunds, and net stockholder advances. SOV continued to use cash to fund cash operating losses throughout 1995.

    In January 1995, Dycam made an additional secured loan of $500,000 to SOV. This advance, together with an earlier advance of $500,000, was made pursuant to a secured promissory note which was originally due in September 1995 and later extended until December 1998. The purpose of the loan was to enable SOV to continue funding FYI, and thus the development and manufacture of the FYI digital camera by FYI and Dycam. During the six months ended June 30, 1995, SOV used cash to fund continued losses and advances to SSI and FYI. In November 1995, total advances to FYI outstanding of $2,700,000 were contributed by the Company to FYI capital.

    In September 1995, SOV and FYI received bridge financing of $300,000 from MTC, pursuant to a short-term financing agreement (the "Bridge Financing"). Additional advances of $75,000 were made pursuant to the Bridge Financing in October 1995. In November 1995, SOV, FYI and IDI entered into the Agreement. Pursuant to the Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000 with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997. In addition, SOV issued $50,000 worth of 10% Senior Series A Convertible Preferred Stock, $100 par value. Moreover, the Agreement requires the Company to issue sufficient warrants so that when they are exercised, IDI would control 40% of the Company's common stock on a fully diluted basis. FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the Agreement, as amended in March 1996, funds totaling $750,000 are available to SOV, of which approximately $550,000 had been advanced to SOV by FYI as of March 15, 1996. The remaining funds are to be used for the furtherance of FYI's expansion. At December 31, 1995, the Company was not in compliance with certain of the Agreement's financial covenants, however, the Company has obtained a waiver of these violations from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If defaults occur in future periods, and necessary waivers are not obtained, and the Company's assets securing the Agreement are taken in satisfaction of the amounts due pursuant to the Agreement, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam. For additional information, see "Notes to Consolidated Financial Statements --Subsequent Events."

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

    On April 5, 1994, SOV purchased 80% of the outstanding stock of FYI, a newly formed corporation which engages in the newborn baby photography business, for cash consideration of $100,000. The 20% of FYI stock not purchased by SOV is currently held by FYI's President. In November 1995, FYI's President entered into negotiations with SOV relating to the Exchange of his entire interest in FYI for consideration consisting of shares of the SOV's Common Stock. No assurance can be made, however, that such negotiations will be successfully concluded.

    In January 1996, the Company decided to discontinue SOV's hairstyle and beauty imaging operations. During the wind-down of these operations, the Company anticipates that SOV's operating activities will continue to use cash and that its minimal cash balance will continue to decline. Since the last quarter of 1995, the Company has successfully negotiated significant discounts of certain of its accounts payable balances, and intends to negotiate a reduction in its remaining accounts payable. No guarantee, however, can be made that the Company will be able to successfully negotiate reductions on its remaining outstanding accounts payable.

    In March 1996 the Company entered into negotiations with IDI for additional financing. No assurances can be given that the financing will occur or will be sufficient to cover the Company's operating shortfalls. In addition, the Company believes that the net cash impact of a settlement of the K&A gain contingency and the Durian loss contingency, more fully described in the Notes to Consolidated Financial Statements, will be positive. No assurance, however, can be given that a net positive result will be achieved. If (a) a net negative result is achieved with respect to the K&A and Durian matters, (b) management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, or (c) the financing under negotiation is not consummated or proves insufficient to cover the shortfalls, SOV may find it necessary to further reduce its levels of expenditures or undertake other such actions as may be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

 .   Dycam.  At June 30, 1995, Dycam had cash and short-term investments on hand of $1,986,000, down $1,729,000 from $3,715,000 at December 31, 1994.  The decrease was primarily a result of cash losses, an increase in notes receivable from SOV of $500,000, an increase in inventories to support the FYI digital camera project, increases in accounts receivable and fixed assets, and a $129,000 decrease in an intercompany payable that was repaid to SOV.

    Current liabilities at June 30, 1995 decreased by $187,000 from December 31, 1994 to $285,000, primarily as a result of a $58,000 decrease in accounts payable, and a $129,000 decrease of an intercompany payable that was repaid to SOV. Intercompany payables are eliminated from the Consolidated Balance Sheets upon consolidation. Dycam's working capital at June 30, 1995 was $3,641,000, a decrease of $799,000 when compared to $4,440,000 at December 31, 1994. The working capital reduction was primarily the result of cash operating losses, the repayment of current liabilities, and advances to SOV of $500,000. The current ratio at June 30, 1995 was 13.8 to 1 compared to 10.4 to 1 at December 31, 1994.

    Since the closing of its rights offering in 1994, Dycam has expended a substantial portion of the $4,976,000 raised in that offering, including advancing $1,000,000 to SOV pursuant to a secured loan originally due in September 1995 and later extended to December 1998. The purpose of the advance was to provide funds for the operation and expansion of FYI. All interest payments pursuant to the note have been made in a timely fashion by SOV. If the Company defaults on the Agreement, and IDI exercises its rights, Dycam may not be repaid and will be entitled to receive back the 1,916,667 shares of Dycam's common stock owned by SOV.

    Dycam believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through at least twelve months following March 29, 1996. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash, or scale back its operating and research and development expenses to a level sustainable under such situations.

 .   FYI.  At June 30, 1995, FYI had cash and short-term investments on hand of
$23,000. During the six months ended June 30, 1995, FYI relied primarily upon advances of $1,174,000 from SOV (which were contributed to FYI's capital in November 1995) and revenues from sales of $48,000 to finance its operations and expansion. Additionally, certain capital expenditures have been financed by capital leases which have a three year term and provide for the purchase of the equipment at the end of the lease terms. FYI's revenues commenced in March 1995 and are expected to contribute an increasing amount of cash to fund future operations.

    Capital expenditures relate primarily to the acquisition of equipment for FYI's production facility and office. FYI financed non related-party equipment purchases from non-related parties of $96,000, $40,000 and $43,000 in December 1994, June 1995, and October 1995, respectively, with capital lease obligations. FYI's working capital at June 30, 1995 was $(140,000). FYI's current ratio at June 30,

1995 was .5 to 1, compared to 1.98 to 1 at December 31, 1994. FYI's current ratio is a result of the planned timing of requests for advances from SOV on an as-needed basis.

    As described above, in September 1995, SOV and FYI received financing of $300,000 from MTC, pursuant to the Bridge Financing. Additional advances of $75,000 were made pursuant to the Bridge Financing in October 1995. In November 1995, SOV, FYI and IDI entered into the Agreement. FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction, as amended in March 1996, up to $750,000 of the funds are available to SOV, of which approximately $550,000 had been advanced to SOV as of March 31, 1996. As discussed above, the Company was not in compliance with certain of the Agreement's financial covenants at December 31, 1995, however, the Company has obtained a waiver of these violations from IDI.


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

 .   SSI.  At June 30, 1995, SSI had cash and short term investments on hand of
$1,000, its only current asset. From April 1994 (inception) to December 31, 1994, SSI relied primarily upon advances from SOV to finance its operations and roll out, although SSI had some limited cash receipts from the sale of franchises.

    SSI's working capital at June 30, 1995 was $(8,000). The current ratio at June 30, 1995 was .1 to 1, compared to 2.83 to 1 at December 31, 1994. For the six months ended June 30, 1995, SSI primarily relied on advances of approximately $289,000 from SOV and franchise fee income of $33,000 to fund cash operating losses.

    SSI continued to use cash in operations during the last two quarters of 1995, primarily as a result of continued cash operating losses. SSI stopped the sale of franchises in January 1995 and SSI is no longer marketing the sale of franchises or updating its Uniform Franchising Offering Circular. SSI no longer has any employees, and any corporate administrative matters are handled by SOV on behalf of SSI. In January 1996, the Company decided to eliminate and commenced the wind-down of the SSI line of business and expects cash provided and used by SSI to comprise only a minimal portion of the Company's cash flow in 1996, and none in later years.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings - (1)

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

Exhibit No.       Document
-----------       --------
  27.1            Financial Data Schedule

(1) Incorporated by reference from Styles on Video, Inc.'s Reports Form 10-KSB for the Fiscal Years ended December 31, 1995 and 1994 filed with the Commission on March 24, 1997, and March 29, 1996, respectively.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant, Styles on Video, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Signature                     Title                     Date
--------------------   ------------------------------   --------------

/s/K. Eugene Shutler     Chairman of the Board and
--------------------     Chief Executive Officer        March 21, 1997
 K. Eugene Shutler      (Principal Executive Officer)



/s/Nancy H. Galgas       Chief Financial Officer
--------------------    (Principal Accounting Officer   March 21, 1997
 Nancy H. Galgas              and Secretary)
