Form 10QSB/A
period 1995-09-30
STYLES ON VIDEO INC
filed 1997-03-24
CIK 897074

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

   [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended September 30, 1995
                                       OR
   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

           Transitional Small Business Disclosure Format (Check One)

                               Yes [ ]    No [X]
================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             STYLES ON VIDEO, INC.
                RESTATED CONSOLIDATED BALANCE SHEETS (NOTE (1))
                                  (Unaudited)

                                     ASSETS


                                                            September 30, 1995   December 31, 1994
                                                            ------------------   -----------------
Current assets:
   Cash and cash equivalents                                        $1,692,000          $4,361,000
   Accounts receivable, less allowance of $386,000 and
       $510,000 at September 30, 1995 and December 31,
       1994, respectively                                              316,000             184,000

   Loan receivable from stockholder                                          -             450,000

   Income taxes receivable                                             327,000           1,256,000

   Inventories                                                       1,038,000           1,215,000

   Prepaid expenses and other current assets                           335,000             325,000
                                                                    ----------         -----------
       Total current assets                                          3,708,000           7,791,000


Property and equipment, net                                            812,000             614,000

Long-term receivables, less allowance of $577,000
       at September 30, 1995 and December 31, 1994                      10,000              44,000

Goodwill, net of accumulated amortization of $458,000
       and $249,000 at September 30, 1995 and December
       31, 1994,respectively                                         5,096,000           5,305,000

Other assets                                                           117,000              49,000
                                                                    ----------         -----------
       Total assets                                                 $9,743,000         $13,803,000
                                                                    ==========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                 $1,599,000          $1,192,000

   Accrued expenses                                                    521,000             274,000

   Customer advances                                                   868,000             868,000

   Advance from stockholder                                             48,000             200,000

   Note payable - short-term                                           300,000                   -

   Current portion of long-term obligations                            125,000                   -
                                                                   -----------         -----------
       Total current liabilities                                     3,461,000           2,534,000


Note payable                                                           167,000             250,000

Other long-term liabilities                                             72,000              94,000

Minority interests in consolidated subsidiaries                      1,197,000           1,471,000

Commitments and contingencies

Stockholders' equity:

   Preferred stock, par value $.001; 1,000,000 shares
       authorized; none issued                                               -                   -

   Common stock, par value $.001; 10,000,000 shares
       authorized; 4,505,000 shares issued and outstanding
       at September 30, 1995 and December 31, 1994                       4,000               4,000

   Additional paid-in capital                                       16,137,000          16,137,000

   Accumulated deficit                                             (11,295,000)         (6,687,000)
                                                                   -----------         -----------
       Total stockholder's equity                                    4,846,000           9,454,000
                                                                   -----------         -----------
       Total liabilities and stockholder's equity                   $9,743,000         $13,803,000
                                                                   ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
           RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE (1))
        For the three and nine months ended September 30, 1995 and 1994
                                  (Unaudited)


                                            Three months ended September 30    Nine months ended September 30
                                            -------------------------------    ------------------------------
                                                  1995            1994            1995              1994
                                               ------------   -------------   -------------    --------------


Revenues


  Systems and related software sales           $   437,000     $ 1,130,000     $ 2,267,000       $ 3,259,000


  Camera sales                                     400,000         337,000       1,207,000           849,000


  Other revenues                                   237,000          42,000         368,000           577,000

                                               -----------     -----------     -----------       -----------

          Total revenues                         1,074,000       1,509,000       3,842,000         4,685,000


Cost of revenues, excluding depreciation and amortization

  Cost of systems and software sold                 93,000         503,000       1,110,000         1,508,000


  Cost of camera sales                             260,000         109,000         823,000           356,000


  Other costs                                       78,000               -         122,000            42,000

                                               -----------     -----------     -----------       -----------

          Total cost of revenues                   431,000         612,000       2,055,000         1,906,000

                                               -----------     -----------     -----------       -----------

          Gross profit                             643,000         897,000       1,787,000         2,779,000


Operating expenses


  Selling, general and administrative            1,656,000       1,650,000       5,756,000         5,211,000


  Research and development                         241,000         152,000         704,000           387,000


  Depreciation and amortization                    107,000          98,000         301,000           232,000

                                               -----------     -----------     -----------       -----------

          Total operating expenses               2,004,000       1,900,000       6,761,000         5,830,000

                                               -----------     -----------     -----------       -----------

          Loss from operations                  (1,361,000)     (1,003,000)     (4,974,000)       (3,051,000)


Interest income, net of interest expense            52,000          47,000         113,000            88,000


Other expense                                       (7,000)              -         (17,000)                -


Minority interests in net losses of consolidated

  subsidiaries                                     128,000          41,000         274,000            65,000

                                               -----------     -----------     -----------       -----------

          Loss before income taxes              (1,188,000)       (915,000)     (4,604,000)       (2,898,000)



Provision (benefit) for income taxes                (1,000)        (58,000)          4,000            14,000

                                               -----------     -----------     -----------       -----------

          Net loss                             $(1,187,000)    $  (857,000)    $(4,608,000)      $(2,912,000)

                                               ===========     ===========     ===========       ===========

Net loss per common share                            $(.26)          $(.19)         $(1.02)            $(.71)

                                               ===========     ===========     ===========       ===========

Weighted average common shares outstanding

                                                 4,505,000       4,492,000       4,505,000         4,082,000

                                               ===========     ===========     ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
      RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE (1))
                  For the nine months ended September 30, 1995
                                  (Unaudited)




                                      Common Stock           Additional
                                      ------------            Paid-in       Accumulated    Stockholders'
                                 No. of Shares   Par Value     Capital        Deficit          Equity
                                 -------------   ---------   -----------   -------------   --------------
Balance, December 31, 1994           4,505,000      $4,000   $16,137,000   $ (6,687,000)     $ 9,454,000
Net loss                                     -           -             -     (1,833,000)      (1,833,000)
                                     ---------      ------   -----------   ------------      -----------
Balance, March 31, 1995              4,505,000       4,000    16,137,000     (8,520,000)       7,621,000
Net loss                                     -           -             -     (1,588,000)      (1,588,000)
                                     ---------      ------   -----------   ------------      -----------
Balance, June 30, 1995               4,505,000       4,000    16,137,000    (10,108,000)       6,033,000
Net loss                                     -           -             -     (1,187,000)      (1,187,000)
                                     ---------      ------   -----------   ------------      -----------
Balance, September 30, 1995          4,505,000      $4,000   $16,137,000   $(11,295,000)     $ 4,846,000
                                     =========      ======   ===========   ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
           RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE (1))
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                          ------------------
                                                               September 30, 1995    September 30, 1994
                                                               -------------------   -------------------
Cash flows from operating activities:
 Net loss                                                             $(4,608,000)          $(2,912,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:

   Depreciation and amortization                                          301,000               232,000

   Provision for bad debts                                                      -             1,227,000

   Minority interest in consolidated subsidiaries                        (274,000)              (65,000)

   Changes in operating assets and liabilities:

     Accounts receivable                                                 (132,000)             (307,000)

     Income taxes receivable                                              929,000              (176,000)

     Inventories                                                          177,000              (597,000)

     Prepaid expenses and other current assets                            (10,000)              (74,000)

     Long-term receivables and other assets                               (34,000)              142,000

     Accounts payable and accrued expenses                                654,000               175,000

     Customer advances                                                          -               243,000

     Income taxes payable                                                       -                 6,000
                                                                      -----------           -----------

      Net cash used in operating activities                            (2,997,000)           (2,106,000)

Cash flows from investing activities:

 Purchase of property and equipment                                      (248,000)             (621,000)

   Increase in intangibles                                                      -              (290,000)

   Minority interest investment in subsidiary                                   -               165,000

 Acquisition of business, net of cash acquired                                  -                25,000
                                                                      -----------           -----------

     Net cash used in investing activities                               (248,000)             (721,000)

Cash flows from financing activities:

 Repayment of loan receivable from stockholder                            450,000               214,000

 Repayment of advance from stockholder                                   (152,000)              (50,000)

 Proceeds from note payable - short-term                                  300,000                     -

 Repayment on capital lease obligations                                   (22,000)                    -

 Proceeds received from common stock issuances upon
   exercise of stock options                                                    -             1,386,000

 Net proceeds received from issuance of common stock
   of subsidiary                                                                -             5,197,000
                                                                      -----------           -----------

     Net cash provided by financing activities                            576,000             6,747,000
                                                                      -----------           -----------

     Net increase (decrease) in cash and cash equivalents              (2,669,000)            3,920,000

Cash and cash equivalents, beginning                                    4,361,000             2,107,000
                                                                      -----------           -----------

Cash and cash equivalents, ending                                     $ 1,692,000           $ 6,027,000
                                                                      ===========           ===========

Supplemental disclosure of cash flow information:
-------------------------------------------------

 Cash paid during the year for:
   Income taxes                                                       $         -           $   182,000

   Interest                                                           $    17,000    $
                                                                                     -

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)


(1)  General

     (A) This amendment is required to correct an accounting error contained in previously reported operating results for the three and nine month periods ended September 30, 1995. The accompanying unaudited restated consolidated financial statements of Styles on Video, Inc. ("SOV") and subsidiaries, (collectively, "the Company") for the three and nine month periods ended September 30, 1995, which correct this error, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, these restated consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial results for the three and nine month periods ended September 30, 1995 have been included. The restatement adjustment was made to reverse the allocation of a subsidiary's losses to the minority interest in the case in which the losses applicable to the minority interest in the subsidiary exceeded the minority interest in the equity capital of the subsidiary. The consolidated results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. In February 1995, there was a complete change in the senior management and key accounting personnel of the Company. As a consequence of this change in personnel, certain individuals are no longer available to provide information which the company's current management believes may be necessary to confirm the accuracy of the Company's 1994 quarterly financial position and results of operations. The Company's financial position and results of operations as of September 30, 1995, and for the three and nine months then ended, are based upon the best information which was reasonably available to the Company's current management. For more complete information, including a discussion of various factors that may affect the future financial position and results of operations of the Company, refer to the Company's Report on Form 10-KSB for the year ended December 31, 1994, as filed with the Commission on March 29, 1996; and the Company's Reports on Form 10-QSB/A for the quarterly periods ended March 31, 1995 and June 30, 1995, the Company's Report on Form 10-KSB for the year ended December 31, 1995, and the Company's Reports on Form 10-QSB for the quarterly periods ended March 31, 1996, June 30, 1996, and September 30, 1996, which were filed with the U.S. Securities and Exchange Commission on March 24, 1997.

     (b) The September 30, 1995 quarterly operating results have been restated for the following item:

Net loss for the three months ended September 30, 1995,
   as previously reported                                                   $(1,051,000)

Restatement adjustment:

Adjust minority interest                                                       (136,000)
                                                                            ------------
Net loss for the three months ended September 30, 1995, as restated         $(1,187,000)
                                                                            ============

                             STYLES ON VIDEO, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)


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

     (b) Advance from stockholder - In December 1994, the Company received a $200,000 advance from Mr. de Vreese, its former Chief Executive Officer. Approximately $150,000 was repaid during the three months ended March 31, 1995 and approximately $50,000 continued to remain outstanding as of December 31, 1995.

     (c) Accrued expenses - From August 1, 1995 to October 15, 1995, eight FYI employees, including the CEO, CFO, COO, three Vice-Presidents and two other employees, agreed to defer 100% of their salaries to improve FYI's cash flow and provide funds needed for operations as negotiations were occurring for other bridge and permanent financing which occurred in the last quarter of 1995.

(3)  Subsequent Events

     (a) Financing Transactions - During 1995, the Company entered into a series of transactions with Multinational Trading Corp., a Florida corporation ("MTC") and International Digital Investors, L.P., a Delaware limited partnership ("IDI"), for the purpose of raising capital to fund the Company's continued operations. MTC and IDI are companies with overlapping yet not identical management. The Chief Executive Officer of IDI's corporate general partner, was appointed CEO of the Company after the series of transactions described below which gave IDI a majority of seats on the Company's Board of Directors. Upon exercise of warrants and conversion of Series A Preferred Stock, IDI will own approximately 40 percent of the Company's outstanding common stock on a fully diluted basis.

     In September 1995, SOV and FYI received short-term bridge financing of $300,000 from MTC. In October 1995, MTC made additional advances of $75,000 to the Company. The Company repaid the $375,000, plus interest accrued thereon and transaction fees, with a portion of the $3,000,000 it received from IDI in the transaction described immediately below.

     In November 1995, pursuant to the Note and Preferred Stock Purchase Agreement (the "Agreement") SOV and FYI (the "Companies") issued to IDI $2,950,000 in 10% Senior Notes due June 30, 1998 (the "Notes"). Additionally, SOV issued to IDI 500 shares of 10% Senior Series A Convertible Preferred Stock (the "Preferred Stock") for $50,000. Pursuant to the Agreement, SOV also issued to IDI common stock purchase warrants entitling IDI to purchase shares of SOV's common stock

                             STYLES ON VIDEO, ONC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)


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

     Pursuant to the Agreement, the Company issued 500 shares of Preferred Stock to IDI at $100 per share. The holders of shares of Preferred Stock are entitled to receive dividends of $10 per share prior to the distribution of any dividends to the holders of SOV common stock. Dividends on the Series A Preferred Stock will accrue whether or not declared by the Board of Directors of the Company. The Preferred Stock is subject to optional redemption by SOV, at a redemption price of $100 per share plus any accrued dividends. In the event of a change of control (as defined in the Agreement) SOV must

                             SYLES ON VIDEO, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)

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

(4)  Contingencies

     (a) Stockholder class action and derivative lawsuits - The Company has entered into a settlement of a class action lawsuit which was filed against the Company and certain of its officers and directors in December 1994 as well as a shareholders' derivative lawsuit which named the directors and certain of the officers of the Company. Pursuant to the terms of the settlement, the Company has agreed to deliver to the plaintiff class warrants to purchase 750,000 shares of the Company's common stock and has recorded a promissory note in the principal amount of $250,000 at December 31, 1994, payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997 at 9% interest. The exercise

                             STYLES ON VIDEO, INC.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)


price of the warrants will be determined by the trading price of the Company's common stock nine months following the date on which trading in the stock resumes (the price will be the average closing price of the last twenty trading days in that nine-month period). The warrants will have a five-year life and are redeemable by the Company at any time for $5 per warrant. Also as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the derivative case, Guy de Vreese, the former Chairman and Chief Executive Officer of the Company, agreed to surrender 250,000 shares of the Company's common stock held by him and to the cancellation of options for 150,000 shares of the Company's common stock held by him. The shares surrendered by Mr. de Vreese will be distributed to the class plaintiffs and the options will be cancelled. The settlement is subject to notice to the class members and final approval by the District Court.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This discussion should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1994 which was filed with the Commission on March 29, 1996; and the Company's Reports on Form 10-QSB/A for the quarterly periods ended March 31, 1995 and June 30, 1995, the Company's Report on Form 10-KSB for the year ended December 31, 1995, the Company's Reports on Form 10-QSB for the quarterly periods ended March 31, 1996, June 30, 1996, and September 30, 1996, which were filed with the Commission on March 24, 1997. the information contained in the Company's Reports on Form 10-KSB for the years ended December 31, 1994 and 1995, the Company's Reports on Form 10-QSB/A for the quarterly periods ended March 31, 1995 and June 30, 1995, and the Company's Reports on Form 10-QSB for the quarterly periods ended March 31, 1996, June 30, 1996, and September 30, 1996 provides additional discussion of the Company's current financial position and results of operations, including a discussion of various factors that may affect the future financial position and results of operations of the Company. Reference should also be made to the disclosure relating to certain limitations on available information set forth on Note (1) to the consolidated financial statements contained in this report. Results of operations include Dycam's operating results from January 1, 1994, as Dycam's operating results from January 1, 1994 to the date of acquisition on February 7, 1994 are not significant.

    Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. For information regarding potential factors that could affect the Company's future results and financial condition, refer to the section entitled "Factors That May Affect Future Results and Financial Condition "contained in Item 6 - Management's Discussion and Analysis or Plan of Operation of the Company's Reports on Form 10-KSB for the fiscal years ended December 31, 1994 and 1995 which were filed with the Commission on March 29, 1996, and March 24, 1997, respectively.

Three months ended September 30, 1995 compared to the three months ended
------------------------------------------------------------------------
September 30.  1994
-------------------

Revenues
--------

    The following table summarizes the Company's revenues for the three months ended September 30, 1995 and 1994:

                             Three Months Ended                        Three Months Ended
                             September 30, 1995                        September 30, 1994
                             ------------------                        ------------------

                                          Percentage of                             Percentage of
                          Revenues       Company Revenues        Revenues          Company Revenues
                         -----------     ----------------        --------          ----------------
Consolidated              $1,074,000                 100%           $1,509,000                 100%
SOV                          526,000                  49             1,130,000                  75
Dycam                        416,000                  39               379,000                  25
FYI                          129,000                  12                     -                   -
SSI                            3,000                   -                     -                   -

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

 .   Styles on Video.  Revenues from sales of SOV's imaging systems ("Systems"), software, and related products for the three months ended September 30, 1995 decreased $604,000, or 53%, compared to the three months ended September 30, 1994. The total number of Systems sold in the three months ended September 30, 1995 decreased approximately 79% compared to the three months ended September 30, 1994. The Company introduced and promoted its lower priced beauty imaging system, the Electric Hair System, in the third quarter of 1995. However, this product was not ready for shipment until the final days of the quarter, resulting in the shipment of only one such system during the third quarter (an additional 27 Electric Hair Systems were shipped in the final quarter of 1995). The Company believes that the introduction of the Electric Hair System at its lower price point, combined with a decline in Redken relations, contributed to the decline in sales of SOV's other beauty imaging system. Total sales of software and support products such as blank video tape cassettes, print paper, peripherals and promotional materials decreased for the three months ended September 30, 1995 compared to the three months ended September 30, 1994, Throughout 1995, SOV's revenues declined compared to revenues in 1994. The Company believes that the continued decline in sales is due to the general lack of market interest in SOV's existing products at their current price points, the reduction of marketing efforts, and the damage done to the Company's reputation as a result of the halt in the trading of the Company's common stock and the class action lawsuit brought against the Company. Consequently, the Company has decided to eliminate its SOV line of business. In January 1996, the Company commenced the wind-down of this line of business and is attempting to sell its hairstyle and beauty imaging operations. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996, an no revenues in later years.

 .   Dycam.  Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Dycam's total revenues for the three months ended September 30, 1995 increased $37,000 or 10%, compared to the three months ended September 30, 1994. The increase in revenue was primarily associated with the increase in camera sales net of the reduction of contract engineering fees. Revenues from camera sales were $400,000 (96% of Dycam's revenue) in the three months ended September 30, 1995 compared to $337,000 (89% of Dycam's revenues) for the three months ended September 30, 1994. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Revenues from contract engineering were $6,000 (1% of Dycam's revenues) for the three months ended September 30, 1995 compared to $38,000 (10% of Dycam's revenues) for the three months ended September 30, 1994. The reduction in contract engineering revenues was due to the existence of certain projects in process during the three months ended September 30, 1994 which were substantially completed by the end of 1994. Dycam believes that the pursuit of contract engineering work presents a substantial opportunity for revenue growth in future periods and intends to devote a substantial portion of its resources to this area. Revenues from license fees were $10,000 (2% of Dycam's revenues) for the three months ended September 30, 1995 compared to $4,000 (1% of Dycam's revenues) for the three months ended September 30, 1994. Dycam's arrangement with

    Logitech provided that Logitech would make a one-time royalty payment of approximately $1,000,000 in 1993, and thereafter pay Dycam a .5% royalty fee on future sales of the licensed product. Subsequent to December 31, 1994, Logitech informed the Company that it had ceased to manufacture the camera for which it held a license and as a consequence revenues from this license will cease as soon as Logitech exhausts its current supplies of the subject product. The Company believes that, beginning the first quarter of 1996, a substantial portion of Dycam's revenues will be from revenues derived from the sale of cameras to, and licensing revenue from, FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% royalty on all FYI sales.

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

 .   SSI.  SSI's revenues are primarily derived from the sale of franchises.  The first SSI franchises were sold during the last quarter of 1994. SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. The Company has decided to eliminate the SSI line of business. The Company anticipates that the SSI line of business will generate only a minimal portion of the Company's revenues in 1996, and no revenues in later years.

Gross Profit
------------

    Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the three months ended September 30, 1995 and 1994:


                         Three Months Ended                      Three Months Ended
                         September 30, 1995                      September 30, 1994
                         ------------------                      ------------------
                                       Gross Profit as                         Gross Profit as
                     Gross Profit      Percentage of                           Percentage of
                     ------------         Revenues           Gross Profit         Revenues
                                          --------           ------------         --------
Consolidated            $643,000            60%                 $897,000            59%
SOV                      433,000            82                   627,000            55
Dycam                    156,000            38                   270,000            71
FYI                       51,000            40                         -             -
SSI                        3,000           100                         -             -


 .   Styles on Video.  Gross profit increased for the three months ended
    September 30, 1995 compared to the three months ended September 30, 1994 primarily due to an increase in the proportion of software sales compared to System sales. Additional quantities of software were purchased by customers during the three months ended September 30, 1995 in anticipation of a 50% price increase on August 15, 1995. Software sales have gross profit margins of approximately 98%. SOV's average gross profit on System sales is approximately 52%. The Company believes that the remainder of the variance in gross profit is due to inaccuracies and inconsistent methodology in the cost accounting system and shrinkage which were present in 1994. The Company did not detect these inaccuracies until after the end of its 1994 fiscal year. During the three months ended March 31, 1995, the Company took steps to correct the inaccuracies by performing quarterly physical inventory counts, as opposed to previously performed annual counts, and standardizing its cost accounting methodology. Additionally, improved purchasing, requisition and tracking procedures were implemented and standardized in the first quarter of 1995 with the change in senior management and key accounting personnel. In June 1995 physical security over inventories was improved at the Company's new facilities.

 .   Dycam.  Gross profit for the three months ended September 30, 1995 decreased compared to the three months ended September 30, 1994 primarily as a result of the increase in the percentage of revenue derived from camera sales.
    Such sales have a lower margin than sales of supporting software, licenses and custom contract engineering. Moreover, Dycam lowered its average camera sales prices which adversely affected Dycam's gross profit.

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

The following table summarizes the Company's selling, general and administrative expenses for the three months ended September 30, 1995 and 1994:

                                            Three Months Ended           Three Months Ended
                                            September 30, 1995           September 30, 1994
                                            ------------------           ------------------
                                                      Percentage of                 Percentage of
                                          Expenses       Revenues       Expenses       Revenues
                                          --------       --------       --------       --------
Consolidated                            $1,656,000            154     $1,650,000          109%
SOV                                        631,000            120      1,189,000          105
Dycam                                      292,000             70        275,000           73
FYI                                        703,000            545        186,000            -
SSI                                         30,000          1,000              -            -

 . Styles on Video. Selling, general and administrative expenses of SOV for the three months ended September 30, 1995 decreased $558,000, or 47%, from the three months ended September 30, 1994, and represented 38% of the Company's total selling, general and administrative expenses. Salaries and benefits decreased $257,000, or 54%, to $218,000 for the three months ended September 30, 1995 as compared to $475,000 for the three months ended September 30, 1994. Marketing and advertising decreased $146,000, or 78%, for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 primarily due to steps taken to reduce costs, including reducing the design and number of advertisements placed and limiting the number of trade shows attended. Bad debt expense decreased $430,000 in the three months ended September 30, 1995 compared to the three months ended September 30, 1994 due to reduced requirements for additional reserves. Legal fees increased $77,000, or 241 % in the three months ended September 30, 1995 compared to the three months ended September 30, 1994 due to costs related to increased legal matters. SOV made efforts to reduce selling, general and administrative expenses throughout 1995. The total personnel employed by SOV was reduced from 54 employees on January 1, 1995 to 10 employees by December 31, 1995. During 1995, SOV moved from its facility in Canoga Park, California to a shared facility with FYI in Newbury Park, California. Certain members of the Company's management team divided their time between SOV and FYI to reduce costs and maximize resources. Additional reductions were made in SOV's advertising and marketing costs as a consequence of cutbacks in the design and placement of advertisements and attendance at trade shows. Despite the steps taken to reduce costs, SOV's selling, general and administrative costs continued to exceed its gross profits on a monthly basis throughout 1995.

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

 .   Dycam.  Selling, general and administrative expenses for the three months ended September 30, 1995 increased $17,000, or 6% for the three months ended September 30, 1994 and represented 18% of the Company's total selling, general and administrative expenses. The increase resulted primarily from an increase in Dycam's employee base. Other increased costs include increased insurance premiums upon renewal of a D&O policy, rent and occupancy expenses due to the move to a new facility, net of decreased legal and professional fees.

 .   FYI.  Selling, general and administrative expenses for the three months ended September 30, 1995 represented 42% of the Company's total selling, general and administrative expenses. Salaries and benefits increased $275,000, or 289%, to $370,000 for the three months ended September 30, 1995 compared to $95,000 in the three months ended September 30, 1994 due to the addition of staff to accommodate growth. FYI continued to add personnel in the last quarter of 1995 and had 39 full-time and 15 part-time employees at December 31, 1995. FYI intends to continue to add personnel in 1996 based on projected growth. Marketing and travel costs were $125,000 for the three months ended September 30, 1995 compared to $12,000 for the three months ended September 30, 1994. High levels of marketing and travel costs are expected to continue for the foreseeable future as FYI introduces itself to the marketplace and builds and operates its business. Together salaries and benefits and marketing and travel costs accounted for approximately 72% of total general and administrative expenses incurred by FYI during the three months ended September 30, 1995.

 .   SSI.  Selling, general and administrative expenses of SSI for the three months ended September 30, 1995 represented 2% of the Company's total selling, general and administrative expenses. Costs were primarily comprised of salaries. The Company took steps towards the reduction of SSI's expenditures in 1995. As of December 31, 1995, there were no direct employees at SSI and marketing costs were reduced to zero. In January 1996, the Company decided to eliminate and commenced the wind-down of the SSI line of business.

Research and Development
------------------------

    Consolidated research and development expenses for the three months ended September 30, 1995 were $241,000 (22% of consolidated revenues), an increase of $89,000, or 59%, compared to $152,000 (10% of consolidated revenues) for the three months ended September 30, 1994.

 .   Styles on Video.  Research and development expenses for the three months ended September 30, 1995 were $49,000, an increase of $47,000, or 2350%, compared to the three months ended September 30, 1994 and represented 20% of the Company's research and development expenses. The costs related primarily to the development of the Electric Hair System, a hairstyle and beauty imaging system. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate the SOV line of business.

 .   Dycam.  Research and development expenses for the three months ended
    September 30, 1995 were $190,000 (46% of Dycam's revenues), an increase of $78,000, or 70%, from $112,000 (30% of Dycam's revenues) for the three months ended September 30, 1994, and represented 79% of the Company's total research and development expenses. Dycam's research and development expenses were attributable to the addition of employees dedicated to product development activities. During the three months ended September 30, 1995, Dycam introduced and began shipments of two new versions of its modular digital cameras primarily assigned for use in security and observation stations. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the three months ended September
    30, 1995 were $2,000 compared to $38,000 for the three months ended
    September 30, 1994, and represented less than 1% of the Company's total research and development expenses. FYI's research and development activities were carried out in conjunction with related activities at Dycam. Research and development expenses represent FYI's share of new product development activities associated with the design and manufacture of the prototype digital camera and system for the photography of newborn babies at hospitals. FYI believes that continuing research and development is essential to maintaining its long-term competitive position and to grow its business and expects to continue to expend significant funds in this area.

 .   SSI.  There were no research and development expenses associated with SSI's operations.

Nine months ended September 30, 1995 compared to the nine months ended September
--------------------------------------------------------------------------------
30, 1994
--------

Revenues
--------

    The following table summarizes the Company's revenues for the nine months ended September 30, 1995 and 1994:


                              Nine Months Ended                         Nine Months Ended
                              September 30, 1995                        September 30, 1994
                       --------------------------------          ---------------------------------
                                         Percentage of                             Percentage of
                       Revenues        Company Revenues          Revenues         Company Revenues
                       --------        ----------------          --------         ----------------
Consolidated          $3,842,000              100%             $4,685,000               100%
SOV                    2,384,000               62               3,286,000                70
Dycam                  1,245,000               32               1,399,000                30
FYI                      177,000                5                       -                 -
SSI                       36,000                1                       -                 -

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

 .   Styles on Video.  Revenues from SOV's sales for the nine months ended
    September 30, 1995 decreased $902,000, or 27% compared to the nine months ended September 30, 1994. The Company believes that the continued decline in sales is due to the general lack of market interest in SOV's existing products at their current price point, a decline in relations with Redken, the reduction of marketing efforts, and the damage done to the Company's reputation as a result of the halt in the trading of the Company's common stock and the class action lawsuit brought against the Company. Sales of Systems and software declined in 1995 compared to their 1994 levels. The Company has decided to eliminate its SOV line of business. In January 1996, the Company commenced the wind-down of this line of business and is attempting to sell its hairstyle and beauty imaging system operations. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996, and no revenues in later years.

 .   Dycam.  Dycam's revenues for the nine months ended September 30, 1995 decreased $154,000, or 11% compared to the nine months ended September 30, 1994. The decrease in revenue was primarily associated with the reduction of license fees from Logitech, and the reduction in contract engineering fees, net of an increase in camera sales. Revenues from camera sales were $1,207,000 (97% of Dycam's revenue) in the nine months ended September 30, 1995 compared to $849,000 for the nine months ended September 30, 1994 (61% of Dycam's revenues). Dycam believes that the increase in camera revenues is attributable to the general emergence of the digital camera market as a whole. Revenues from contract engineering were $21,000 (2% of Dycam's revenues) in the nine months ended September 30, 1995 compared to $340,000 in the nine months ended September 30, 1994 (24% of Dycam's revenues). The reduction in contract engineering revenues was due to the existence of certain projects during the nine months ended September 30, 1994 which were substantially completed by the end of 1994. Dycam believes that the pursuit of contract engineering work presents a substantial opportunity for future revenue growth and intends to devote a substantial portion of its resources to this area. License fees under the agreement with Logitech accounted for $8,000 in revenue in the nine months ended September 30, 1995 and $210,000 in the nine months ended September 30, 1994. Dycam's arrangement with Logitech provided that Logitech would make a one-time royalty payment of approximately $1,000,000 in 1993, and thereafter pay Dycam a .5% royalty fee on future sales of the licensed product. Subsequent to December 31, 1994, Logitech informed the Company that it had ceased to manufacture the camera for which it held a license and as a consequence revenues from this license will cease as soon as Logitech exhausts its current supplies of the subject product. The Company believes that, beginning the first quarter of 1996, a substantial portion of Dycam's revenues will be from revenues derived from the sale of cameras to, and licensing revenue from, FYI. The core element of the FYI digital imaging system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% royalty on all FYI sales.

 .   FYI.  FYI's revenues were $177,000 for the nine months ended September 30,
    1995 and represented 5% of the Company's total revenues. Since its first revenues in March 1995, revenues have consistently grown each month as the customer base has increased to over 50 hospital accounts by December 31, 1995. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business and intends to continue to devote substantial efforts and resources to FYI's growth. Based on its growth in 1995, its competitively priced products, and its emphasis on service, the Company believes that the FYI business will continue to grow in 1996 and provide a significant portion of the Company's future consolidated revenues.

 .   SSI.  SSI's revenues are primarily derived from the sale of franchises.  The first SOV franchises were sold during the last quarter of 1994. SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. The Company has decided to eliminate and commenced the wind-down of the SSI line of business. The Company anticipates that the SSI line of business will generate only a minimal portion of the Company's revenues in 1996, and no revenues in later years.

Gross Profit
------------

    The following table summarizes the Company's gross profit for the nine months ended September 30, 1995 and 1994:

                            Nine Months Ended                       Nine Months Ended
                            September 30, 1995                      September 30, 1994
                     --------------------------------        --------------------------------
                                      Gross Profit as                         Gross Profit as
                                       Percentage of                           Percentage of
                     Gross Profit         Revenues           Gross Profit         Revenues
                     ------------         --------           ------------         --------
Consolidated           $1,787,000             47%              $2,779,000             59%
SOV                     1,274,000             53                1,778,000             54
Dycam                     422,000             34                1,001,000             72
FYI                        55,000             31                        -              -
SSI                        36,000            100                        -              -

 .   Styles on Video.  The reduction in gross profit for the nine month period ended September 30, 1995, compared to the nine month period ended September 30, 1994 was primarily due to write-offs of inventory in 1995. The Company believes that the remainder of the variance in gross profit is due to inaccuracies and inconsistent methodology in the cost accounting system and shrinkage which were present in 1994. The Company did not detect these inaccuracies until after the end of its 1994 fiscal year. The Company took steps to correct the inaccuracies by performing quarterly physical inventory counts, as opposed to previously performed annual counts, and standardizing its cost accounting methodology in the first quarter of 1995. Improved purchasing, requisition and tracking procedures were implemented and standardized in the first quarter of 1995 with the change in senior management and key accounting personnel. In addition, in June 1995, physical security over inventories was improved at the Company's new facilities.

 .   Dycam.  Gross profit decreased for the nine month period ended September 30,
    1995 compared to the nine month period ended September 30, 1994 primarily as a result of the increase in the percentage of revenue derived from camera sales. Such sales have a lower margin than sales of supporting software, licenses, and custom contract engineering. Moreover, Dycam lowered its average camera sales prices and incurred high start-up costs in material and labor associated with initial shipments of new products, all of which adversely affected Dycam's gross profit.

 .   FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit is expected to increase as FYI emerges from its start-up phase of operations.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

    The following table summarizes the Company's selling, general and administrative expenses for the nine months ended September 30, 1995 and 1994:

                             Nine Months Ended                     Nine Months Ended
                             September 30, 1995                    September 30, 1994
                       ------------------------------         ----------------------------
                                        Percentage of                        Percentage of
                       Expenses            Revenues           Expenses          Revenues
                       --------           -----------         --------          ----------
Consolidated           $5,756,000              150%           $5,211,000              111%
SOV                     2,576,000              108             4,385,000              133
Dycam                     897,000               72               528,000               38
FYI                     1,895,000            1,071               298,000                -
SSI                       388,000            1,078                     -                -

 .   Styles on Video.  Selling, general and administrative expenses for the nine months ended September 30, 1995 decreased $1,809,000, or 41%, compared to the nine months ended September 30, 1994, and represented 45% of the Company's total selling, general and administrative expenses. Salaries and benefits decreased $213,000, or 16%, to $1,087,000 for the nine months ended September 30, 1995 compared to $1,300,000 for the nine months ended September 30, 1994 due to a decrease in the average number of employees at all levels in all departments. Marketing and advertising decreased $376,000, or 72%, to $143,000 in the nine months ended September 30, 1995 compared to $519,000 for the nine months ended September 30, 1994 due to cost reduction efforts. Bad debt expense decreased $1,263,000 to zero in the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 as the result of large reserves required in the nine months ended September 30, 1994 that did not recur in the nine months ended September 30, 1995. Legal expenses increased $164,000, or 95%, to $337,000 for the nine months ended September 30, 1995 compared to $173,000 for the nine months ended September 30, 1994 due to costs related to increased legal matters.

 .   In January 1996, the Company decided to discontinue the SOV line of business. During the wind-down of the SOV line of business, selling, general and administrative expenses related to such operations will continue to exceed the gross profit derived therefrom. The Company intends to reduce SOV's expenses to a minimal level consistent with those of a holding company. In furtherance of this goal, in January 1996 SOV made significant additional reductions in its workforce, and ultimately plans to eliminate the majority of its employees associated with the SOV line of business.

 .   Dycam.  Selling, general and administrative expenses for the nine months ended September 30, 1995 increased of $369,000, or 70%, from the nine months ended September 30, 1994 and represented 16% of the Company's total selling, general and administrative expenses. The increase resulted from increased sales and marketing expenditures incurred in connection with Dycam's attempt to penetrate new markets, and an increase in Dycam's employee base. Other increases include increased insurance premiums upon renewal of a D&O policy, and rent and occupancy expenses due to the move to a new facility.

 .   FYI.  Selling, general and administrative expenses increased $1,597,000, or
    536% from the nine months ended September 30, 1994 and represented 33% of the Company's total selling, general and administrative expenses. Salaries and benefits for the nine months ended September 30, 1995 were $1,089,000 compared to $163,000 for the nine months ended September 30, 1994. Salaries and benefits increased due to the addition of staff to accommodate growth. FYI continued to add personnel in 1995 and had 39 full-time and 15 part-time employees at December 31, 1995. FYI intends to continue to add personnel in 1996 based on projected growth. Marketing and travel costs were $350,000 for the nine months ended September 30, 1995 compared to $16,000 for the nine months ended September 30, 1994. High levels of marketing and travel costs are expected to continue for the foreseeable future as FYI introduces itself to the marketplace and builds and operates its business. Together salaries and benefits and marketing and travel costs accounted for 76% of total general and administrative expenses incurred by FYI for the nine months ended September 30, 1995.

 .   SSI.  Selling, general and administrative expenses of SSI for the nine months ended September 30, 1995 represented 7% of the Company's total selling, general and administrative expenses. Costs primarily included salaries of $132,000, legal and professional expenses of $36,000, advertising and marketing expenses of $122,000, and travel of $78,000 associated with the franchising effort. The Company took steps towards the reduction of SSI's expenditures in 1995. As of December 31, 1995, direct employees at SSI and marketing costs were reduced to zero. In January 1996, the Company decided to eliminate and commenced the wind-down of the SSI line of business.

Research and Development
------------------------

    Consolidated research and development expenses for the nine months ended September 30, 1995 were $704,000 (18% of consolidated revenues), an increase of $317,000, or 82%, as compared to $387,000 (8% of consolidated revenues) for the nine months ended September 30, 1994.

 .   Styles on Video.  Research and development expenses for the nine months ended September 30, 1995 were $56,000 (2% of SOV's revenues), an increase of $31,000, or 124%, compared to $25,000 (less than 1% of SOV's revenues) for the nine months ended September 30, 1994, and represented 8% of the Company's research and development expenses. These costs related primarily to the development of the Electric Hair System, a hairstyle and beauty imaging system. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate the SOV line of business.

 .   Dycam.  Research and development expenses for the nine months ended
    September 30, 1995 were $579,000 (47% of Dycam's revenues), an increase of $263,000, or 83%, compared to $316,000 (23% of Dycam's revenues) for the nine months ended September 30, 1994, and represented 82% of the Company's total research and development expenses. Dycam's research and development expenses were attributable to the addition of new employees dedicated to new product development activities. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the nine months ended September
    30, 1995 were $69,000 (39% of FYI's revenues), an increase of $23,000 or 50%, compared to $46,000 for the nine months ended September 30, 1994, and represented 10% of the Company's total research and development expenses. FYI's research and development activities were carried out in conjunction with related activities at Dycam. FYI's costs were attributable to FYI's share of new product development activities associated with the design and manufacture of the prototype digital camera and system for the photography of newborn babies at hospitals. FYI believes that continuing research and development is essential to maintaining its long-term competitive position, and expects to continue to expend significant funds in this area.

Depreciation and Amortization
-----------------------------

    The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense for the nine months ended September 30, 1995 was $301,000, an increase of $69,000 from $232,000, or 30%, for the nine months ended September 30, 1994. The increase resulted primarily from increased goodwill amortization costs, and depreciation of fixed assets acquired by SOV, Dycam and FYI during the nine months ended September 30, 1995.

Liquidity and Capital Resources
-------------------------------

    During the nine months ended September 30, 1995, the Company relied primarily upon cash on hand, cash received from sales, and intercompany advances, net of partial repayment of loans from stockholders to finance its cash operating losses and the expansion of FYI. FYI's capital expenditures were financed in part by capital leases.

    At September 30, 1995, the Company had consolidated cash and cash equivalents of $1,692,000, a decrease of $2,669,000 from $4,361,000 at December 31, 1994. The Company's working capital at September 30, 1995 was $247,000, a decrease of $5,010,000 when compared to $5,257,000 at December 31, 1994.
Working capital reduction was primarily the result of a reduction in cash used in operations. The current ratio at September 30, 1995 was 1.1 to 1 compared to
3.1 to 1 at December 31, 1994.

 .   Styles on Video.  SOV's cash and cash equivalents at September 30, 1995 were
$43,000, down $536,000 from $579,000 at December 31, 1994. Accounts receivable decreased $152,000, primarily due to reserves established for potentially uncollectible balances. Income taxes receivable decreased $929,000 due to SOV's receipt of income tax refunds. Inventories decreased $411,000 due to reductions of product on hand to improve cash flow, sales of product, and write-offs and disposals of obsolete inventory. Loan receivable from stockholder decreased $450,000 due to repayment. Prepaid expenses increased $117,000 primarily due to prepayments and recording of the annual D&O premium with a corresponding offset of the unpaid balance to accrued expenses. Accounts payable increased $324,000 due to measures taken to preserve limited cash. Accrued expenses increased $94,000 due to the recording of the annual D&O insurance premium liability. Advance from stockholder decreased $152,000 due to partial repayment. SOV's working capital at September 30, 1995 was ($1,546,000) compared to $1,164,000 at December 31, 1994. The current ratio was .4:1 at September 30, 1995 compared to 1.6:1 at December 31, 1994. The working capital reduction was primarily the result of a decrease in cash which was used in operations to fund losses, net of intercompany advances, the receipt of income tax refunds, and net stockholder advances. SOV continued to use cash to fund cash operating losses throughout 1995.

    In January 1995, Dycam made an additional secured loan of $500,000 to SOV. This advance together with an earlier advance of $500,000 was made pursuant to a secured promissory note which was originally due in September 1995 and later extended until December 1998. The purpose of the loan was to enable SOV to continue funding FYI, and thus the development and manufacture of the FYI digital camera by FYI and Dycam. During the nine months ended September 30, 1995, SOV used cash to fund continued losses and advances to SSI and FYI. In November 1995, total advances to FYI outstanding of $2,700,000 were contributed by the Company to FYI capital.

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

 .   Dycam.  At September 30, 1995, Dycam had cash and short-term investments on hand of $1,573,000, down $2,142,000 from $3,715,000 at December 31, 1994.  The decrease was primarily a result of cash operating losses, an increase in notes receivable from SOV of $500,000, an increase in inventories to support the FYI digital camera project, and increases in accounts receivable and in fixed assets, and a decrease in an intercompany payable to SOV. Current liabilities at September 30, 1995 decreased by $219,000 from December 31, 1994 to $253,000, primarily as a result of a $34,000 decrease in accounts payable and a $129,000 decrease of an intercompany payable that was repaid to SOV. Intercompany payables are eliminated from the Consolidated Balance Sheets upon consolidation.

    Dycam's working capital at September 30, 1995 was $3,591,000, a decrease of $849,000 when compared to $4,440,000 at December 31, 1994. The working capital reduction was primarily the result of cash operating losses, the repayment of current liabilities and advances to SOV of $500,000. The current ratio at September 30, 1995 was 15.2 to 1 compared to 10.4 to 1 at December 31, 1994.

    Since the closing of its rights offering in 1994, Dycam has expended a substantial portion of the $4,976,000 raised, including advancing $1,000,000 to SOV pursuant to a secured loan originally due in September 1995 and later extended to December 1998. The purpose of the advance was to provide funds for the operation and expansion of FYI. All interest payments pursuant to the note have been made in a timely fashion by SOV. If the Company defaults on the Agreement described above, and IDI exercises its rights, Dycam may not be repaid and will be entitled to receive back the 1,916,667 shares of Dycam's common stock owned by SOV.

    Dycam believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through at least 12 months following March 29, 1996. In addition, to the extent Dycam experiences growth in the future, or its cashflow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash, or scale back its operating and research and development expenses to a level sustainable under such situations.

 .   FYI.  At September 30, 1995, FYI had cash and short-term investments on hand of $75,000. During the nine months ended September 30, 1995, FYI relied primarily upon advances from SOV and revenues from sales of $177,000 to finance its operations and expansion. In November 1995, total advances from SOV to FYI of $2,700,000 were contributed to FYI capital. Additionally, certain capital expenditures have been financed by capital leases which have a three year term and provide for the purchase of the equipment at the end of the lease term.
FYI's revenues commenced in March 1995 and were at a level consistent with the Company's expectations of revenues during FYI's start-up phase. FYI's revenues are expected to contribute an increasing amount of cash to fund future operations.

    Capital expenditures related primarily to the acquisition of equipment for FYI's production facility and office. FYI financed non-related party equipment purchases of $96,000, $40,000 and $43,000 in December 1994, June 1995 and October 1995, respectively, with capital lease obligations. FYI's working capital at September 30, 1995 was $(550,000). The current ratio at September 30, 1995 was .3:1 compared to .4:1 at September 30, 1994. FYI's current ratio is a result of the planned timing of requests for advances from SOV on an as-needed basis.

    As described above, in September 1995, SOV and FYI received financing of $300,000 from MTC, pursuant to the Bridge Financing. Additional advances of $75,000 were made pursuant to the Bridge Financing in October 1995. In November 1995, SOV, FYI and IDI entered into the Agreement. FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction, as amended in March 1996, up to $750,000 of the funds are available to SOV, of which approximately $550,000 had been advanced to SOV as of March 15, 1996. As discussed above, the Company was not in compliance with certain of the IDI Agreement's financial covenants at December 31, 1995, however, the Company has obtained a waiver of these violations from IDI.

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

 .   SSI.  At September 30, 1995, SSI had cash and short term investments on hand of $1,000, its only current asset. From April 1994 (inception) to December 31, 1994, SSI relied primarily upon advances from SOV to finance its operations and roll out, although SSI had some limited cash receipts from the sale of franchises.

    SSI's working capital at September 30, 1995 was ($29,000). The current ratio was .03: 1. For the nine months ended September 30, 1995, SSI primarily relied on advances of approximately $162,000 from SOV and franchise fee income of $36,000 to fund cash operating losses.

    SSI continued to use cash in operations during the last quarter of 1995, primarily as a result of continued cash operating losses. SSI stopped the sale of franchises in January 1995 and SSI is no longer marketing the sale of franchises or updating its Uniform Franchising Offering Circular. SSI no longer has any employees, and any corporate administrative matters are handled by SOV on behalf of SSI. In January 1996, the Company decided to eliminate and commenced the wind-down of the SSI line of business and expects cash provided and used by SSI to comprise a minimal portion of the Company's cash flow in 1996, and none in later years.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings - Incorporated by reference from Styles on Video, Inc.'s Reports Form 10-KSB for the fiscal years ended December 31, 1995 and 1994 filed with the Commission on March 24, 1997 and March 29, 1996, respectively.

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

     Signature                  Title                         Date
     ---------                  -----                         ----

 /s/ K. Eugene Shutler    Chairman of the Board
 ---------------------    and Chief Executive              March 21, 1997
 K. Eugene Shutler        Officer (Principal
                          Executive Officer)



/s/ Nancy H. Galgas       Chief Financial Officer
----------------------    (Principal Accounting            March 21, 1997
 Nancy H. Galgas          Officer and Secretary)