Form 10KSB
period 1995-12-31
STYLES ON VIDEO INC
filed 1997-03-24
CIK 897074

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

      [X]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1995

      [ ]  TRANSITION REPORT UNDER TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ______________

                        Commission File Number: 1-11836

                             STYLES ON VIDEO, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)
               Delaware                                95-4389082
      (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

          667 Rancho Conejo Boulevard, Newbury Park, California 91320
              (Address of Principal Executive Offices) (Zip Code)
                                 (805) 375-0996
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class                 Name of Each Exchange on which Registered
   Common Stock                         None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                       --   --
Concurrent with the filing of this Report on Form 10-KSB, the registrant is filing all previously unfiled reports required to be filed under Section 13 or 15(d) of the Exchange Act as of February 28, 1997.

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      Issuer's revenues for its year ended December 31, 1995 were $4,967,000.

      At March 21, 1997, the day immediately preceding the filing of the Registrant's Report on Form 10-KSB for the year ended December 31, 1995, there were outstanding 8,852,759 shares of the Common Stock of Registrant of which 4,359,332 shares were held by non-affiliates. Trading of the Registrant's Common Stock on the American Stock Exchange was halted on December 27, 1994 and has not resumed. Consequently, it is not possible to determine the value of shares held by non-affiliates of the Registrant. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

      Transitional Small Business Disclosure Format?     Yes   No X.
                                                            --   --
================================================================================

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.


General


   Styles on Video, Inc. ("SOV") and its subsidiaries (collectively, the "Company") currently produce and distribute color digital cameras together with related software and support products and services, and operate a hospital newborn baby portrait service. Historically, SOV has been known primarily for the production and distribution of turnkey hairstyle and beauty-related computer imaging systems.

   The Company was incorporated in May 1992 as a wholly-owned subsidiary of New Image Industries, Inc. ("New Image"). From January 1, 1992 until the incorporation of the Company on May 20, 1992, the Company's business was conducted by New Image. This business consisted primarily of product development activities, the development of a marketing strategy for the SOV Video-Maker System, a turnkey haircare computer imaging system, and the establishment of a marketing organization. On March 29, 1993, New Image distributed all of the common stock of the Company held by New Image to its stockholders (the "Distribution") on the basis of one share of common stock of the Company for each five shares of New Image common stock held by a stockholder. Immediately following the Distribution, the Company effected a rights offering (the "Rights Offering") pursuant to which each Company stockholder received, for each share of the Company's common stock held, the right to purchase one share of the Company's common stock for $6.00 per share. Upon completion of the Distribution and the Rights Offering, the Company became a publicly-owned company. On October 14, 1993, the Company effected a 3 for 2 stock split in the form of a stock dividend.

   On February 7, 1994, the Company acquired Dycam Inc. ("Dycam"), which designs, develops and manufactures digital cameras for use with computers. In July 1994, the Company completed an underwritten rights offering of 1,000,000 shares of Dycam's common stock (the "Dycam Offering"). As of the date hereof, the Company owns approximately 61 percent of the shares of outstanding common stock of Dycam.

   On April 5, 1994, the Company acquired 80% of the outstanding stock of Forever Yours, Inc. ("FYI"), a corporation which engages in the hospital newborn baby photography business.

   On April 25, 1994, the Company established Styles Servicing, Inc. ("SSI"), a wholly-owned subsidiary, to offer franchises to operate its hairstyle imaging systems.

   During the fourth quarter of 1994, the Company's stock price declined 78%, from a high closing price of $12.75 on October 21, 1994 to a closing price of $2.81 on December 27, 1994. In mid-December 1994 several suits were filed against the Company and members of its Board of Directors by its stockholders, alleging violations of the federal securities laws. The suits were settled in April 1995 and received final approval by the District Court in July 1996. See "Legal Proceedings."

   Trading of the Company's common stock on the American Stock Exchange, Inc. (the "AMEX"), which had commenced on April 8, 1993, was halted on December 27,
1994, and has not resumed.   On July 18, 1996, the AMEX determined to remove the
Company's common stock from listing and registration thereon effective August 2, 1996. There is currently no active public trading market for any outstanding security of the Company. Dycam's common stock remains separately traded on the AMEX.

   In late December 1994, the Company began to take steps to address its problems. On December 28, 1994, the Company hired Charles Plumb, a specialist in turnaround situations, to serve as the Company's acting President and to develop and implement a plan designed to restore confidence in the Company. During the term of Mr. Plumb's engagement, Guy de Vreese, the Company's initial Chief Executive Officer, continued to serve in that capacity. In February 1995, Mr. Plumb resigned his engagement with the Company. Concurrently with Mr. Plumb's departure, the Company's Board of Directors sought and obtained Mr. de Vreese's resignation. In late February 1995, the Board of Directors asked Dana
I. Arnold, President of FYI, to become Acting Chief Executive Officer of the Company. Mr. Arnold served in such capacity through November 1995.

   The Company's new management spent the remainder of 1995 operating the Company while evaluating and accounting for the causes of the Company's 1993 and 1994 financial irregularities. In May 1995, the Company engaged Coopers & Lybrand L.L.P. ("C&L") to serve as the outside accountants for the Company's 1994 fiscal year. During the course of their work, management and C&L discovered various accounting irregularities in previously reported operating results for 1993 and the first three quarters of 1994. To adjust for these irregularities, the Company has filed certain amended reports on Form 10-KSB/A and Form 10-QSB/A with the Securities and Exchange Commission (the "SEC") pursuant to which it has restated its financial statements as of and for the year ended December 31, 1993 and for the quarterly periods ended March 31, June 30, and September 30, 1994.

   During the latter part of 1994 and throughout 1995 and 1996, the Company's primary source of operating funds, in addition to cash on hand, was loans received from various affiliated and non-affiliated parties. In December 1994, Dycam made a secured loan of $500,000 to the Company, followed by an additional $500,000 advance in January 1995. The loans totaling $1,000,000 are secured by 1,916,667 shares of Dycam's stock owned by SOV. See "Certain Relationships and Related Party Transactions." In September 1995, the Company and FYI received bridge financing of $300,000 from Multinational Trading Corp., a Florida corporation ("MTC"). MTC made additional advances of $75,000 in October 1995. In November 1995, the Company, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). Pursuant to the 1995 Agreement, in consideration for its $3,000,000 investment in the Company, IDI received warrants for the Company's common stock which would amount to forty percent of the Company's outstanding common stock if exercised, a secured note for $2,950,000, and $50,000 in convertible preferred stock. In May 1996, the Company, FYI and IDI entered into an additional Note and Preferred Stock Purchase Agreement (the "1996 Agreement"). Pursuant to the terms of the 1996 Agreement, in consideration for its additional investment in the Company, IDI received additional warrants for the Company's Common Stock, a secured note for up to $1,200,000, and $50,000 in convertible preferred stock. Together with the warrants received pursuant to the 1995 Agreement, IDI had warrants amounting to seventy-five percent of the Company's outstanding common stock on a fully diluted basis, if exercised. From September 1996 through January 1997, the Company and FYI received bridge financing of $927,000 pursuant to a $977,000 Bridge Note.

   On January 15, 1997, the Company, FYI and IDI entered into several agreements (the "January 1997 Agreements") which provided for the issuance of 4,347,427 shares of its Common Stock to IDI in exchange for all of the 1995 Warrants and for 1996 Warrants with respect to 1,867,029 shares of Common Stock. IDI remains the holder of 1996 Warrants for 51,419,199 shares of Common Stock. The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005. If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 39,342,461 (pre-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 51,419,199 (pre-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 43,689,888 (pre-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the date of the second exchange, April 15, 1997.

   In conjunction with the IDI financings, IDI acquired the right to elect the majority of the Company's Board of Directors. See "Certain Relationships and Related Party Transactions." Subsequent to IDI's 1995 investment, Jeffrey A. Safchik, the President of IDI's general partner, was elected as the Company's Chief Executive Officer and Chairman of the Board. Mr. Safchik served in such capacity through July 1996.

   In January 1996 the Company's Board of Directors determined that it was in the best interests of the Company and its stockholders to eliminate the Company's hairstyle and beauty imaging systems operations, as well as its franchising operations. The Company promptly commenced the wind-down of SOV's hairstyle and beauty imaging systems operations and SSI's operations. SOV has ceased the marketing and sales of its hairstyle and beauty imaging systems, and terminated the employment of all employees involved in the marketing and sales of such systems. SOV continues to sell access disks (software required to continue operating certain SOV hairstyle and beauty imaging systems, which permits the user to conduct a specific number of imaging sessions) and those ancillary products which are currently part of its inventory, and acts as a holding company for the Company's remaining operating subsidiaries, Dycam and FYI. SOV intends to continue to sell access disks for the foreseeable future as it winds down and attempts to sell its hairstyle and beauty imaging systems operations.

   All SSI employees have been terminated and, during 1996, the Company entered into discussions with SSI's eighteen Area Developers regarding the cancellation of their Area Development Agreements in exchange for consideration primarily consisting of canceling the Area Developers' notes payable to SSI and of the issuance of access disks to the Area Developers by SSI. As of August 31, 1996, the Company has entered into cancellation agreement with fifteen of SSI's Area Developers.

   Although there can be no assurances, management does not expect to incur substantial liability with respect to the wind-down or sale of SOV's hairstyle and beauty imaging systems operations, or of SSI's operations.

   Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco International, Inc. ("Hasco"). Hasco operates First Foto, a competitor of FYI in the hospital newborn photography business. In January and February 1997, FYI borrowed a total of $360,000 from Hasco pursuant to a loan agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. The FYI Sale is expected to close in April 1997, subject to the approval of the Company's stockholders and other customary terms and conditions.

   As discussed in the Report of Independent Accountants, which is included in
Item 7 -- Financial Statements of this Report, the Company has suffered recurring losses from operations, has an accumulated deficit, and faces certain contingencies that raise doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern will depend upon the success achieved by Dycam and a number of other factors, many of which are beyond the Company's control. For a discussion of liquidity and management's plans, see Note 2 in Notes to Consolidated Financial Statements included elsewhere in this report. For information regarding potential factors that may affect the future business, operating results and financial condition of the Company, see "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Financial Condition."

   The current business and operations of the Company and its subsidiaries are discussed below.

SOV Products

   The Company's original business primarily consisted of the sale of computer-based imaging systems designed to show customers what they look like "wearing" various hairstyles. Throughout 1993 and 1994, the Company's primary product was the video based SOV Video-Maker System. In the fourth quarter of 1994, the Company began development work on a hairstyle imaging system, the Redken System, which was created for use in Redken-owned hair salons. In 1995, the Company began development work on a related hairstyle imaging system, the Electric Hair System, a lower cost version of the Redken System. During 1994, the Company also worked on the Tryuson System, an imaging system designed for use by optical retailers which allows the consumer to use the computer to "try on" different styles of eyeglasses. Additionally in late 1994, the Company began development of a poster printing system, the Big Picture. The Company abandoned its plans for the Big Picture in early 1995. In addition to its hairstyle imaging systems, SOV marketed various ancillary products, including blank video tapes, promotional materials, and access discs which are necessary for the operation of the SOV Video Maker and Electric Hair Systems. Throughout 1994 and 1995, SOV's systems and products sales yielded only a low sales volume. The low sales volume and margins on the systems sales did not justify expenditures on their continued promotion, manufacture or distribution. In January 1996 the Company promptly began the orderly termination of SOV's hairstyle and beauty imaging systems business. SOV intends to sell only access disks (which have high margins), and those ancillary products which are currently part of its inventory, and will expend no additional monies in the development, marketing or sales of existing or new SOV hairstyle and beauty imaging products. See "Marketing and Sales."

Dycam Products and Services

   Dycam introduced one of the first digital cameras in 1991 and today assembles and markets several models of digital cameras. Dycam also provides extensive software support for its cameras. These include basic applications that load, display and save images for DOS, Windows, and MacIntosh computers. Dycam also produces image editing software which has the ability to enlarge, reduce, frame and tone the images produced by its cameras. Additionally, Dycam develops unique software packages which allow various digital cameras to be utilized for individualized client-mandated functions.

   Current Products.
   ----------------

   The Modular Digital Cameras. Dycam's first modular digital camera, known as the Gator, was developed as a joint effort among Dycam, IBM and the University of Florida Research Foundation and introduced in September 1993. Since that time, Dycam's modular digital camera designs have evolved considerably, and have become the primary vehicle for Dycam's custom engineering work. Dycam's modular digital cameras can be easily reconfigured or adapted for use with a variety of optical systems, computer interfaces and power supplies, and are versatile enough to stand alone, function as a component of a system, or attach to notebook, tablet and desktop computers. As the camera is pointed at the desired subject, a smaller-sized image is displayed on the computer's screen. For stand alone applications, a digital to video subsystem and standard video monitor can be used to preview images. When the user is satisfied with the image, he or she may take a full size picture. Dycam manufactures and markets both gray scale and color versions of the modular camera which retail for between $495 and $1,995.

   The Model 3 Digital Cameras. The Model 3 was introduced in 1992, and represents the second generation of gray-scale digital cameras developed by Dycam. The Model 3XL, which has increased battery capacity and more image memory than the Model 3, is capable of taking and storing up to 500 pictures on a single battery charge. A color filter system is available for use with both the Model 3 and Model 3XL, which provides 24 bit color images with very good quality. The Model 3 sells for a list price of approximately $695 and the Model 3XL sells for a list price of approximately $895; such prices include the camera, MacIntosh, DOS or Windows imaging software, host adapter, cables and battery charger.

   The Model 4 Digital Camera. The Model 4 was introduced in October 1993 and represents the second generation of color digital camera developed by Dycam.
The Model 4 is pocket sized and self-contained. The Model 4 currently sells for a list price of approximately $795, which includes the camera, Macintosh, DOS or Windows imaging software, host adaptor, cables and battery charger. Dycam also sells the Model 4XL digital camera, a variant of the Model 4 digital camera, with additional features, including increased memory. The Model 4XL currently sells for a list price of approximately $995.

   The Model 10-C Camera. The Model 10-C was introduced in July 1995. A color digital camera with a power zoom lens and removable memory cards, it is intended to provide a solution for professional markets requiring the use of images with documentation such as property appraisal, insurance claims and law enforcement. The retail price of the basic camera is $999, and a variety of accessories are offered. In the February 6, 1996 issue of PC Magazine, competing against products such as the Kodak DC-40, Logitech Fotoman Pixtura, Casio QV-10, Chinon ESC-3000, and Apple Quicktake 150, the Dycam Model 10-C won the prestigious PC Magazine Editors Choice award for digital cameras selling at less than $1,000. Although Dycam continues to sell the Model 10-C, the Company is actively searching for a follow on product to serve this market segment.

   Accessory Products. Dycam continues to offer a variety of accessory products designed to fulfill the needs of the digital photographer. These products include flash memory cards, carrying cases, editing software, portable power supplies, cable adapters, a portable desk stand which connects the camera to the host computer, and a complement of lenses. The lenses range in price from $89 for a wide angle or telephoto lens to $159 for a super close-up lens kit which includes 3 lenses.

   Product Development Activities.  Dycam's product development activities are
   ------------------------------
centered around the development of more highly integrated standard and custom cameras, as well as lower cost cameras. Dycam is currently working on the development of the following products:

   Enhanced Modular Camera. Since the first quarter of 1995, Dycam has devoted its primary product development activities to software enhancements, custom versions of the existing products, and the development of higher resolution models. Certain versions of this camera have been completed, while others remain in development. Dycam expects that cameras in this line will retail for between $695 and $1,995, depending on the camera's configuration. Development of a color version of the 640 X 480 modular camera is expected to be completed in the second half of 1997, and higher resolution grayscale and color versions are in the planning stages.

   Model 5 and Model 6 Cameras. During 1996, Dycam continued the development of the next generation of cameras, the Model 5 gray-scale camera and the Model 6 color camera. These cameras are intended to offer a higher level of component integration, a lower level of power consumption and resolution which is comparable to the Model 3 and Model 4 cameras. During the fourth quarter of 1996, Dycam consolidated the development of these cameras with the Model 5v and Model 6v platform cameras.

   Model 5v and Model 6v Cameras. During 1996 Dycam continued development of enhanced versions of the Model 5 and Model 6 camera platforms to include video output, allowing images captured by these cameras to be directly displayed on a television or video monitor. Images (including real time images) can be captured and displayed anywhere that a television or video monitor is available, with no need for a host computer. Additionally, the images can be stored either on digital or video recording media. This camera platform is designed for general purpose and specialty applications, including security or surveillance purposes, that require both digital and video output capability. Dycam anticipates that the development of certain specialized versions of these cameras will be completed in 1997.

   PCMCIA Camera. Dycam is researching the feasibility of developing a camera which can attach to mobile computers via a PCMCIA card. The PCMCIA card was established by an industry association, the Personal Computer Memory Card International Association, to provide a universal slot for optional functions on mobile computers, including connectivity, additional memory, modems and other purposes.

   Model 7v and Model 8v Cameras. The battery powered Model 7v grayscale and Model 8v color cameras will feature the integration and improved performance of the Model 5v and Model 6v line but will use the enhanced CCD chips currently being developed for use in the modular camera platform. Dycam cannot predict when Model 7v and Model 8v cameras will be available.

   ADC Cameras. During 1995, Dycam developed a specialized digital camera (Agricultural Digital Camera or ADC) and supporting software combination which allows the user to perform visible and near visible light spectrum band ratio analysis, an emerging science for determining the relative health of vegetation and for improving the management of water resources, pesticides, and fertilizers with agricultural crops. The ADC product was the result of ongoing product development and research activity with the United States Department of Agriculture ("USDA") and certain Universities.


   Multi-detector cameras. During 1996 Dycam developed a three detector (3CCD) optical assembly for use with its modular digital camera platforms. The addition of this capability to the modular camera platforms has the potential to expand the applications served by Dycam's custom products, particularly where multi-spectral or high quality digital imaging is required. Dycam is currently conducting field trials of multi-detector digital cameras with certain customers and anticipates that development of a platform suitable for industrial or scientific imaging will be completed in the first half of 1997.

   Custom Services.  In 1994 and the early part of 1995, Dycam shifted its focus
   ---------------
away from the pursuit of custom and contract engineering projects towards direct camera sales, and Dycam's camera sales increased during both 1994 and 1995. In 1996, Dycam continued to sell standard camera products, and sales again increased. Dycam, however, believes that its primary strength lies in its ability to facilitate the use of both standard and custom digital cameras in a wide range of digital imaging applications. This is often accomplished by providing expertise and engineering services to parties who desire additional features, functions and modifications to existing camera designs. Dycam has focused its custom design work on customers who have the potential to develop new markets, or where the application yields technology that Dycam's management believes has long-term value. Dycam is currently engaged in custom project work for a variety of customers. Dycam has helped to develop a digital camera and imaging system for FYI, a subsidiary of the Company, which is designed to be used for taking pictures of newborn babies. This product is a dedicated digital camera system designed for use in hospital environments, which produces digital images for transfer to a remote production site. This system allows the system's operators to rapidly and efficiently produce customized, text enhanced images on high quality color photographic paper. See "Certain Relationships and Related Party Transactions."

FYI Products

     Portraits.
     ---------

   FYI's primary products are photographic portraits of newborn infants taken while the infant is still in the hospital. FYI currently offers four main packages of portraits, which range in price from $21.95 to $54.95. Each package features a varied selection of items which may include 5" x 7" photos, 3.5" x 5" photos, wallet-size photos, postcards, a BabySafe (described below) booklet with I.D. photo, and/or a "Celebration of Life" certificate. In addition, FYI offers personalized birth announcements (at typical prices of eight for $14.95) which can be customized with the infant's photo and a message from the parents, and customized postcards (at a typical price of eight for $12.95).

     BabySafe.
     --------

   BabySafe is a photographic identification program developed by FYI. Newborn infants in most hospitals which FYI serves are photographed with FYI's digital camera and such infants' photographic image is stored in the FYI electronic archive system. When and if necessary, with the parents' authorization, the image of the infant can be made immediately available to the appropriate authorities. FYI provides this service to interested parents at most hospitals which FYI serves, regardless of whether they purchase an FYI photo package.

SSI

   SSI was established in April 1994 to facilitate the sale of franchises for the operation of SOV Video-Maker Systems. SSI sold no franchises after January 1995. In early 1996 the Company terminated SSI's operations.

Manufacturing and Electronic Imaging Processing

   SOV.  In connection with the termination of the SOV hairstyle and beauty
   ---
imaging business, the Company has terminated the employment of all employees involved in the assembly, marketing and sales of such systems. The Company does not intend to manufacture hairstyle or beauty imaging systems in the future.

   Dycam.  Dycam relies on outside electronic subassembly manufacturers to
   -----
perform the majority of the subassembly work related to its camera. Currently, this electronic subassembly is conducted by a manufacturer located near Dycam's headquarters. Dycam, however, believes that there are several manufacturers capable of performing this function. Dycam's manufacturing operations consist of final assembly (including the integration of proprietary software), testing and quality control. The majority of the components used in the Dycam cameras are purchased from outside vendors. Certain digital camera components and assemblies used by Dycam, including standard digital cameras private labeled for Dycam, are sole sourced and must be ordered up to four months in advance to assure timely delivery. A strategic inventory of such components and assemblies is maintained by Dycam, however, any disruptions in delivery or in the relationships with suppliers of such components could cause substantial delays in Dycam's camera production activities. Dycam believes that its relations with its strategic suppliers are good.

   FYI.
   ---

   Camera Assembly. FYI relies upon Dycam and third party manufacturers to perform the electronic subassembly of its cameras and fabricate the FYI system housings. Final assembly, testing and quality control inspections of the FYI system are performed by Dycam. With the exception of certain proprietary components for which FYI owns all necessary molds and tools, all components used in the FYI System are off-the-shelf components for which there are multiple sources of supply. FYI's equipment meets relevant FCC certification Class A Device standards, and ETL (Electronic Testing Labs, Inc.) standards, which are equivalent to UL (Underwriters Laboratory) and ANSI (American National Standards Institute) standards and complies with local regulations regarding safety standards for electrical equipment in a hospital environment.

   Image Processing. The photographic images which form the basis of FYI's products are taken at hospital rooms and nurseries and then transmitted to FYI's Newbury Park, California facilities for processing. The image processing facility (the "Facility") is highly automated and currently operates 7 days a week, up to 24 hours per day. The principal items of equipment used in the Facility are powerful personal computers which are linked with the modems and data storage equipment required for electronic image processing. The Facility's hardware equipment is assembled from off-the-shelf systems which are readily available at reasonable cost. The Facility has the ability to expand its production capacity at any time by adding additional hardware equipment. The software used in the Facility, which handles not only image processing but also supports FYI's accounting department, was developed by FYI's in-house engineering team. The software allows the on-site hospital camera to transmit to the Facility's central computer system all data necessary for the service technicians to receive and manipulate the images necessary to produce FYI's finished photographic product, store these images in the archival system, and interface with FYI's accounting department.

Marketing and Sales

   SOV.  In connection with the termination of the SOV imaging systems business,
   ---
the Company has ceased all marketing and sales efforts related to SOV's hairstyle and beauty imaging systems and terminated the employment of all employees involved in the marketing and sales of such systems.

   Dycam Digital Cameras.  Historically, Dycam has focused its marketing efforts
   ---------------------
on licensing its technology to third parties and, to a lesser extent, on direct sales of its cameras. As a consequence of the monies raised in the Dycam Offering, during the second half of 1994 Dycam greatly expanded its direct sales marketing efforts. Dycam anticipated that it would be able to sell various standardized camera products to those industries which require a high volume of photographic documentation (i.e., real estate appraisal, law enforcement, insurance claims adjustment, oil and gas exploration and government). To that end, Dycam contacted independent software developers and value added resellers who service those industries to help determine the imaging needs and special requirements of such industries. As a consequence of such contacts, Dycam developed its Model 3XL and model 4XL cameras to service the needs of the real estate appraisal industry. During the final quarter of 1994, Dycam found that, although its new marketing strategy was generating interest in its products, only modest sales were being achieved. After reviewing its sales performance, Dycam determined that, in most cases, the targeted industries are not yet technologically mature enough to absorb Dycam's products on a wholesale basis because such absorption requires extensive training and additional computer technology. In light of such determination, Dycam elected to reorient its marketing strategy and to de-emphasize internally developed standard products in favor of purchased standard products wherever possible. To this end, in July 1995, Dycam announced the availability of the Model 10-C, a 640 X 480 color digital camera with power zoom lens and removable memory cards. This product, built to Dycam's specifications by a major camera manufacturer, is intended to provide a solution for the professional markets requiring the use of images with documentation such as property appraisal, insurance claims, and law enforcement. The Model 10-C has been well received. During 1996 approximately 35 new digital cameras were introduced to the business professional and consumer markets, and several large multi-national consumer electronics and photographic products companies introduced their first digital cameras. Dycam continues to believe that, where a clear cost and performance advantage can be shown, many customers within the targeted industries will prefer Dycam branded products. However, in order to economically provide a range of digital camera products suitable for specific industry applications, Dycam has expanded its support for the resale of digital camera products manufactured and branded by third parties such as Kodak and Sony. Dycam continues to use the knowledge gained in 1995 and 1996 to pin-point specific companies which may require Dycam's specialty services. Although Dycam will continue to provide standard products and expects such standard product sales to grow, its internal development resources will be largely focused on the provision of specialty imaging solutions.

   Domestic Market. During 1995, Dycam's direct sales of cameras and other products accounted for approximately $1,673,000 in revenues (approximately 96% of Dycam's total revenues), an increase of 47% over direct sales of $1,140,000 in 1994. Dycam attributes this growth in sales to the general emergence of a market for digital cameras. Dycam currently offers for sale the Model 3, Model 3XL, Model 4, Model 4XL, Model 10-C, and modular cameras. Dycam has sold approximately 8,000 digital cameras since the introduction of its initial digital camera. In addition to its direct marketing efforts, Dycam also sells its camera products through resellers and value added resellers (such as The Programmers Shop, a technical mail order catalog for scientists and engineers). During 1995, Dycam performed custom engineering work for several customers, which resulted in revenues of $34,000 (approximately 2% of Dycam's total revenues), a decrease of 90% compared to custom engineering revenues of $340,000 in 1994. In 1994, and in the early part of 1995, Dycam shifted its focus away from the pursuit of custom and contract engineering projects towards direct camera sales.

   Additionally, Dycam licensed the right to use its technology to Logitech and FYI. Under its arrangement with Logitech, Dycam granted Logitech the nonexclusive right to manufacture and sell digital cameras utilizing Dycam's technology. The camera marketed by Logitech as the Fotoman Plus was Logitech's version of Dycam's Model 3 camera. The arrangement provided for certain up-front royalty payments and continuing royalties equal to .5% of sales. For the year ended December 31, 1995, Dycam had revenues of approximately $9,000. Logitech has informed Dycam that it has ceased production of the Fotoman Plus and as a consequence Dycam's royalty stream will cease as soon as Logitech's remaining inventory is sold. In the second quarter of 1995, Dycam entered into an agreement with FYI relating to the digital camera used in FYI's operations. Under its arrangement with FYI, Dycam is to receive revenues from camera sales to FYI, as well as a royalty of 7.5% of FYI's sales. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See "Certain Relationships and Related Party Transactions."

   International Markets. During 1995, Dycam's international sales accounted for approximately $205,000 (approximately 12% of Dycam's total revenues). International sales have resulted from OEM agreements between Dycam and computer industry resellers located in Australia, Germany, Japan, Sweden, Denmark, and the United Kingdom. Pursuant to these agreements, the resellers purchase Dycam's products at a substantial discount and have no minimum sales requirements.

   Forever Yours, Inc.  FYI's first sales occurred in March 1995.  Effective
   -------------------
January 31, 1997, the Company and FYI executed definitive agreements to sell substantially all of the assets, together with the assumption of certain liabilities, of FYI to Hasco. Hasco operates First Foto, a competitor of FYI in the hospital newborn infant photographic business. The FYI Sale is expected to close in April 1997, subject to the approval of the Company's stockholders and other customary conditions.

   Direct Sales Strategy. FYI employs a multi-pronged marketing strategy to solicit hospital accounts in the United States. FYI delivers its marketing materials to industry decision makers through national and regional trade shows, direct mail, and personal sales visits at hospitals throughout the country. FYI's marketing materials emphasize FYI's status as the first new major competitor in the industry in roughly three decades and the speed and cost advantages offered by FYI's digital technology. As of January 1996, FYI sales representatives had personally contacted more than 1,200 hospitals and had exposed more than 2,000 hospitals to FYI through trade show opportunities. The baby portrait industry currently serves more than 3,000 hospitals. Because industry contracts generally have a maximum term of 36 months, FYI believes in excess of as many as 1,000 hospitals annually may be able to switch to a new service provider if supplied with the appropriate information and opportunity.

   Acquisition Strategy. In addition to its direct marketing strategy, FYI believes that its business can be expanded through the acquisition of small to medium size firms currently engaged in the newborn baby portrait industry. As part of its initial marketing efforts FYI acquired the right to install its systems in those hospitals which had contractual relationships with a baby photo service operated by Jack West ("Jack West Service"). This arrangement provides FYI with access to six hospitals in exchange for an ongoing commission to the Jack West Service.

   SSI.  SSI has not sold any franchises since January 1995, and its Uniform
   ---
Franchise Operating Circular has not been updated. Since the last quarter of 1995 it has had no employees. In January 1996 the Company decided to eliminate SSI and has commenced the final wind-down of its operations.

Advertising and Promotion

   SOV.  During the year ended December 31, 1994, the Company promoted the sale
   ---
of imaging systems through advertising in trade publications, attendance at trade shows and telemarketing. During 1995, SOV made substantial reductions in its advertising and promotional expenditures. In connection with the wind-down of SOV's hairstyle and beauty imaging systems operations, the Company has eliminated all remaining employees involved in the advertising and promotion of SOV's hairstyle and beauty imaging systems.

   Dycam.    Historically, Dycam relied on word of mouth advertising, press
   -----
releases, editorials, and reviews in trade publications to promote its products. During the second half of 1994, Dycam substantially expanded its advertising and promotional activities. These expanded efforts were targeted towards potential customers of the Model 3 and Model 4 in those industries in which Dycam perceived the greatest need for the products (e.g., property appraisal and insurance claims). Dycam advertised its products in various trade journals and government publications. Dycam also made substantial revisions to its promotional materials. During 1995, Dycam attended four trade shows, including COMDEX, the largest domestic computer trade fair. Dycam's products were also represented at CeBit, the largest international computer industry trade fair, by Dycam's German OEM reseller. Dycam expended approximately $102,000 on advertising and promotional activities in 1995 (32% decrease when compared to advertising and promotional expenditures in 1994). Dycam's current advertising and promotional strategy is directed towards identifying and developing relationships with potential customers who have a need for specific digital imaging solutions, although recent sales of the standard products has indicated that sales increases may be generated by advertising in selected wide distribution computer publications, which may be due to the general emergence of the digital camera market and increased consumer awareness of the technology.

   FYI.  FYI promotes its system and services via attendance at trade shows,
   ---
promotional visits to hospitals, and follow-up marketing presentations and demonstrations. The Company has produced several brochures which explain the FYI program in detail and include color photographs of the digital camera
system and full-color examples of customized infant portraits.   Certain of
FYI's promotional materials have been produced in both English and Spanish language versions.

   SSI.  The Company promoted SSI via advertising in magazines oriented towards
   ---
entrepreneurs and by franchise trade shows. In January 1996, the Company began the orderly termination of SSI's operations.

Training, Customer Support and Product Service

   SOV.  All systems purchased from SOV included a training manual or tape.
   ---
Since the third quarter of 1995 the majority of the systems sold by SOV included a 90 day parts and labor standard limited warranty. Prior to that time, systems sold by SOV included a one-year standard limited warranty. In connection with the wind-down of SOV's hairstyle and beauty imaging systems operations, SOV eliminated all warranty services relating to its products in 1996.

   Dycam.    Dycam is committed to providing timely, high quality technical
   -----
support, which Dycam believes is an important component of maintaining customer satisfaction. Although Dycam offers no formal training in the use of its cameras, one of Dycam's employees, who is a trained software engineer, devotes his time to customer support related activities, including telephonic support relating to camera operation. Each camera sold by Dycam comes with a 180-365 day standard limited warranty. Dycam attempts to complete all repairs or send out replacement products within 72 hours of the receipt of the defective product by Dycam. The Model 3, 3XL, 4, and 4XL camera batteries require replacement approximately every 24-36 months.

   FYI.  FYI's staff continually monitors and evaluates camera performance and
   ---
recommends service action when required. Many simple camera service functions (such as an exchange of the camera head) can be performed by hospital staff. More complex maintenance or repair functions are performed by Dycam, the manufacturer of the FYI Camera System, which has entered into a long-term production and service relationship agreement with FYI which should assure continuing production of the system and availability of field service and support. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See "Certain Relationships and Related Party Transactions."

Governmental Regulation

   Dycam.  Dycam cameras are covered by a Federal Communications Commission
   -----
Grant of Equipment Authorization for Class A and Class B Computing Device Peripherals which pertains to radio emissions from electronic products. Applications for such grants are made on a voluntary basis.

   FYI.  FYI does not believe that its business is subject to a material level
   ---
of governmental regulation. FYI's equipment meets relevant FCC certification Class A Device standards, and Electronic Testing Labs, Inc. standards, which are equivalent to UL (Underwriter's Laboratory) and ANSI (American National Standards Institute) standards, and complies with local regulations regarding safety standards for electrical equipment in the hospital environment.

   SSI.  In implementing its 1994 franchising strategy and its concurrent
   ---
establishment of SSI, the Company became subject to Federal Trade Commission ("FTC") regulations which regulate the offer and sale of franchises and business opportunities. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires that the Company furnish prospective franchisees with an offering circular containing information proscribed by the FTC Rule. The Company prepared an offering circular, which the Company believed was in compliance with the FTC Rule, for delivery to prospective purchasers of the marketing program. SSI's offering circular has not been updated and SSI has not sold any franchises since the first quarter of 1995. In January 1996, the Company began the orderly termination of SSI's operations.

Patents and Proprietary Rights

   SOV.  The Company has been issued a registered trademark on the names "Styles
   ---
on Video" and "Tryuson" and has applied for such protection for the name "Cosmo." No assurance can be given that such trademark will be issued. The Company intends to take all steps necessary to cause any trademarks it is issued to have a perpetual existence, although the Company believes any such trademarks have limited value.

   Dycam.    Dycam relies on a combination of patent, copyright and trademark
   -----
protection and non-disclosure agreements to protect its proprietary rights. Dycam is the assignee of United States Patent 5,249,093, which covers certain technologies related to filmless digital cameras with selective image compression. In addition, Dycam has filed applications for several patents on the design of its camera, including applications covering camera flash and sequential color technologies; however, no assurance can be given that any such patents will be issued. Dycam also has domestic and international protection under copyright law for certain of the specialized components and software included in its cameras. Dycam regards its non-patented and non-copyrighted technology and know-how related to its products as proprietary trade secrets and attempts to protect them with confidentiality agreements with its employees and confidentiality provisions in its employee handbook and its various agreements with licensees and customers. Despite these precautions, however, it may be possible for third parties to copy aspects of Dycam's products or to obtain and use without authorization information which Dycam regards as proprietary. The Company believes that the technical and creative skills and expertise of Dycam's technical staff and marketing and management personnel are more critical to Dycam's success than patent, copyright or trademark protection.

   FYI.  FYI has applied for a trademark for the name "Forever Yours" and the
   ---
"Forever Yours" design, which features a stork with a baby portrait suspended from its beak. FYI has been challenged on its trademark application by Hasco, its largest competitor, which claims to use the name Forever Yours in connection with a baby photo project in Canada. The terms of the FYI Sale to Hasco provide that upon closing this claim will be dismissed. In addition, FYI has received a trademark for the name "BabySafe", its unique archiving baby imaging system.
FYI has also applied for a patent for its digital camera system for infant photography; however, no assurance can be given that such patent will be issued. FYI regards its non-patented and non-copyrighted technology and know-how related to its products as proprietary trade secrets and attempts to protect them with confidentiality agreements with its employees and confidentiality provisions in its employee handbook and its various agreements with licensees and customers. Despite these precautions, however, it may be possible for third parties to copy aspects of FYI's products or, without authorization, to obtain and use information which FYI regards as proprietary. FYI believes that the technical and creative skills and expertise of its technical staff and marketing and management personnel are more critical to its success than patent, copyright or trademark protection.

Competition

   Dycam.  Dycam faces substantial competition in the design, manufacture and
   -----
sale of digital cameras. The market for digital photography products is only beginning to emerge and Dycam expects that a number of competitors with substantially greater financial, technical, distribution and other resources will attempt to dominate the various segments of this market. Dycam believes that the digital photography market will be divided into three basic segments:
(i) custom products (ii) document quality and consumer products and (iii) professional products.

   The custom products market segment consists of products which are custom engineered to meet the unique image capturing needs of specific clients. Dycam believes that it is the only major manufacturer of digital cameras which devotes and intends to continue to devote a substantial portion of its resources to the production of custom products and that it is the only company in the marketplace today which is dedicated only to marketing digital cameras and providing digital imaging services. Dycam believes that its experience in custom designing cameras and imaging solutions for a variety of applications will allow it to compete effectively in this market segment. Nevertheless, there can be no assurance that the other major digital camera companies will not establish custom products divisions or that no other specialty camera companies will emerge.

   The document quality and consumer products (standard products) market segment consists of products which produce images which offer substantially less resolution than the images produced by traditional film cameras. Nevertheless, the images captured by products in this market segment are sufficiently legible to be used in lieu of traditional film photographs for documentation (e.g., appraisal reports, insurance adjusters' reports, personnel records, referring physician reports, newsletters and general databasing) and snap-shot purposes, and total industry sales of products designed to serve these markets increased substantially in 1996. Dycam's major competitors in this market segment include Apple, Canon, Kodak, Casio, Fuji, Olympus, Sony, Epson and Ricoh, all of which announced new products in this segment during 1996. Although Dycam's Model 10-C cameras, which compete in this market, have been highly rated in independent editorial reviews, there can be no assurance that competitive pressures will not result in further price reductions or other developments in the market segments in which Dycam competes. Consequently, there can be no assurance that Dycam will continue to compete effectively or that its products under development will continue to be competitive in this market segment. In order to continue to effectively serve the standard products market for digital cameras, Dycam has determined that it is in the best interests of the Company to either private label commercially available products or resell products manufactured by third parties.

   The professional products market segment consists of products which produce images with resolution comparable or superior to traditional film cameras. The products in this category are primarily designed to meet the needs of professional or studio photographers and currently includes Digital SLR products from Kodak, Canon, Nikon, Fuji, Minolta, and Sony. Kodak's DCS series of Professional Digital Cameras, which retail for $7,500 to $27,000 and are currently used primarily by photojournalists and professional photographers, ar capable of quickly capturing high resolution color images and are good examples of this class of product. Digital Camera Backs such as those offered by Leaf and Dicomed, attach to the back of a large format camera and produce extremely high resolution color images; however, due to the lengthy image capture time required by these devices they are only useful for photographing still images. While Dycam does not presently intend to internally develop products to compete in this market segment, it will continue to add value to the above products and others to satisfy business opportunities in the professional segment.

   Although Dycam believes that digital photography is the wave of the future, digital cameras today compete with film photography, camcorders, digital camcorders, and still video cameras. Current competition also comes from alternative techniques for capturing an image into the computer such as flatbed scanners and hand scanners. Scanners can be expensive and complicated to use; however, they are capable of producing very high quality images. A "frame grabber" or "digitizer" is a board that may be installed in a computer to digitize a video image produced by a camcorder or still video camera. The resulting image is typically of relatively poor quality, however inexpensive versions sell for less than $200. Digital camcorders offer a combination of motion pictures and the capability of recording digital stills on analog tape, or connecting directly to a computer, but they are expensive, physically large, and complex when compared to digital still cameras. Kodak produces the Kodak Photo CD system which provides a mechanism for converting analog images (film) into digital images for storage on compact discs. Dycam believes that the Photo CD technology presents too many obstacles for the typical consumer because it requires not only the time and expense of film processing, but the further problem of locating a photo processor that has the expensive equipment required to copy the images to the CD. It is, however, a good solution for the commercial distribution of digital images, and business use has been increasing. Despite the various disadvantages of these alternative methods of image capture, there can be no guarantee that digital photography will gain widespread consumer acceptance.

   FYI.  The hospital newborn portrait industry is currently dominated by three
   ---
large firms, each of which has a national presence and both a substantially greater number of hospital installations and a longer history in the industry than FYI. These national firms are Hasco of St. Louis which serves hospitals in the United States and Canada with estimated total annual births in excess of 2.5 million, Hospital Baby Portraits, Inc. of Port Chester, NY, which serves hospitals with estimated total annual births of approximately 400,000, and Hospital Baby Picture Service of Aliquippa, PA, which serves hospitals with total annual births of approximately 200,000. Approximately 50 smaller firms across the country serve one or more hospitals in their local community.

   In the hospital newborn photo industry, a hospital typically enters into an exclusive photo service agreement with one portrait company. The majority of such contracts are for a 12 month period, although some may extend up to 36 months or more. Most such agreements contain automatic renewal clauses.

   In most instances, the three larger baby portrait services offer mothers a standard package consisting of pictures of various sizes which is mailed to the mother's home within two to three weeks after the picture is taken. The smaller firms often offer a more individualized range of packages. The portrait firm typically pays the hospital or its auxiliary a commission of approximately 20 percent to 40 percent on the net sales generated by the portrait program.

   FYI believes that all of the other firms in the industry are primarily utilizing traditional photographic methods. In many instances, the camera equipment being used by firms in the industry today is the same type of equipment that was used in the 1960s. In contrast, FYI uses digital cameras which enable the photographs to be transmitted immediately via high-speed modem from the hospital room or nursery to FYI's image processing lab, thus allowing FYI to deliver its products within 48 hours of the image having been taken. Hasco, FYI's primary competitor, has announced it has entered into a purchasing agreement with Kodak to develop digital systems in competition with FYI. Hasco has introduced digital camera equipment on a limited basis at hospitals it serves.

   FYI believes that its competitive position within the hospital newborn portrait industry is determined as much by trends in the general retail photography industry as it is by the actions of any of its competitors. Specifically, two developments have altered the retail consumer's perception of the photography market in recent years: first, as high quality technically superior cameras have become more widely accessible and easier to use by the novice photographer, individual consumers have acquired greater confidence in their own ability to capture satisfactory photographs without relying on a professional photographer; and second, the widespread proliferation of 30-minute or one-hour retail developing facilities has, FYI believes, drastically reduced the amount of time that the typical consumer is willing to wait to view the results of any photograph, whether taken personally or professionally. Accordingly, FYI believes that the ability of parents to bring their own camera into the hospital and take relatively satisfactory photographs of their infant, which they can view the same day, has rendered the prospect of paying roughly $30 to an infant portrait service for the right to receive similar photos two to three weeks later significantly less attractive. FYI believes that these trends highlight the importance of a two to three day turnaround it is able to offer to parents and also mean that the customized options made possible by its digital technology represent an important element of added value which the consumer is unable to provide on his or her own.

   FYI believes that its digital photography system provides it with several other competitive advantages, which include the following: the system's simplicity enables parents to become involved in the photography process (in some cases actually taking the pictures themselves); and because hospital staff are able to immediately see the results of the photography, they are likely to be more involved in and committed to the sale of the photos. The FYI program also includes two marketing innovations: "Speedy's Card Shoppe," a section in the order catalog offering custom birth announcements, and post cards, featuring the newborn baby's image surrounded by unique designs and/or customized messages from the parents; and the "BabySafe" program, which stores newborn images for one year and provides a national database of baby images for use by law enforcement authorities should the need arise.

   While FYI believes that its digital photography process affords it competitive advantages allowing it to offer significantly faster delivery and a greater variety of customized imprinting options, there can be no assurance that FYI's competitors or a new entrant into the industry will not adopt the same technology and thereby reduce or eliminate FYI's digital technology advantages, or that FYI will be able to successfully exploit its opportunities. FYI, however, believes that its competitive advantage is dependent on its commitment to provide superior service to the hospitals it serves, and to provide innovative competitively priced products to its photographic customers, which includes but is not solely dependent on its digital technology.

Employees

   As of January 31, 1997, the Company had sixty-two full-time employees. Of this number, one was employed by SOV, twenty were employed by Dycam and forty-one were employed by FYI. In addition, FYI had eighty-eight part-time employees. Neither the Company nor any of its subsidiaries has had a work stoppage and no employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.


   In May 1995, the Company (excluding Dycam) moved its principal executive offices and manufacturing facilities to 667 Rancho Conejo Boulevard, Newbury Park, California 91320. The new premises are approximately 12,000 square feet and are held under a lease which expires on May 31, 2000. The rental payments under this lease are approximately $8,500 per month. From January 1996 through April, 1996, FYI maintained its executive offices to 101 Hodencamp Road, Thousand Oaks, California 91360, pursuant to a month-to-month lease with rental payments of approximately $1,000 per month, after which time it relocated its executive offices to 667 Rancho Conejo Boulevard, Newbury Park, CA 91320. See "Certain Relationships and Related Party Transactions". The Company believes that its facilities are sufficient for its current needs. For the year ended December 31, 1995, the Company (excluding Dycam) had facilities lease costs of approximately $159,000.

   In April 1995, Dycam moved its principal executive offices and manufacturing facilities to 9414 Eton Avenue, Chatsworth, California 91311. The new premises are approximately 15,000 square feet and are held under a lease which expires on January 31, 1998. The rental payments under this lease are approximately $7,000 per month. Dycam believes that its new premises are sufficient for its current needs. For the year ended December 31, 1995, Dycam had lease costs of approximately $66,000.

   Effective January 31, 1997, the Company and FYI executed definitive agreements with Hasco International, Inc. ("Hasco") to sell substantially all of the net assets of FYI to Hasco (the "FYI Sale"). In connection with the FYI Sale, Hasco and FYI will enter into a sublease pursuant to which Hasco will sublet FYI's principal operating facility in Newbury Park, California form the date of the closing through December 31, 1998. The rental payments under the sublease will be approximately equal to FYI's occupancy costs under the primary lease agreement during that period. The primary lease agreement expires May 31, 2000. The Company intends either to negotiate an early termination of the lease with the landlord or to seek a subtenant for the remaining balance of the lease.

ITEM 3.  LEGAL PROCEEDINGS.

   During 1995, the Company was party to the following legal proceedings:

   (a) Jack Kassindorf v. Styles On Video, Inc., et al., U.S.D.C. (C.D. Ca),
       -----------------------------------------------
       Case No. 94-8342 ER (Ex) (the "Kassindorf" lawsuit);
                                      ----------

       Lynn Robbins v. Styles On Video, Inc., et al., Case No. 94-8362 SVW (Shx)
       --------------------------------------------
       (the "Robbins" lawsuit) (RDR, KMD);
             -------

       Donald & Co. Securities, Inc. v. Styles On Video, Inc., et al.   U.S.D.C.
       -------------------------------------------------------------
       (C.D. Ca), Case No. 94-8637 RG (Jrx) (the "Donald" lawsuit) (RDR, KMD);
                                                  ------

       Dennis Ratner v. Styles On Video, Inc. et al. U.S.D.C. (C.D.   Ca), Case
       --------------------------------------------
       No. 94-8719, JGD (Kx) (The "Ratner" lawsuit), (consolidated under Jack
                                   ------                                ----
       Kassindorf v. Styles On Video, Inc., et al., Case No. 94-8342 ER (Ex)
       ------------------------------------------
       (the "Consolidated Class   Action") (RDR, KMD); and

       Neil Cohen v. Guy De Vreese, et al., U.S.D.C. (C.D. Ca), Case No. 95-1980
       -----------------------------------
       ABC (Jrx) (the "Cohen" lawsuit) (RDR, KMD).

   The Kassindorf, Robbins, Donald, and Ratner suits were filed on December 13,
       ----------  -------  ------      ------
14, 27 and 30, 1994, respectively. The plaintiffs thereafter, on or about March 17, 1995, filed a Consolidated First Amended Complaint For Violations of the Federal Securities Laws. On March 28, 1995, plaintiff Neil Cohen filed a derivative action.

   The suits alleged various claims based in part on violations of the federal securities laws by the Company and/or certain of its officers and directors. In the Consolidated Class Action, the named plaintiffs alleged that the Company and the defendant officers and directors violated Section 10(a) of the Securities Exchange Act and Rule 10b-5, by issuing false and misleading statements that portrayed the Company's financial condition and future prospects in a falsely optimistic manner. Plaintiffs further alleged that the class they purport to represent -- the purchasers of the Company's stock during the class period -- were damaged as a result of the falsely optimistic statements. The plaintiffs sought an undetermined amount of damages on behalf of the class.

   The suits were settled in April 1995, and the settlement was approved by the U.S. District Court in July 1996. Pursuant to the terms of the final settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock and a promissory note in the principal amount of $250,000, payable in 3 equal installments over 12 months. As of August 31, 1996, the Company has not made any payments on the obligation. The Company will not have sufficient authorized shares of Common Stock to issue upon exercise of these warrants unless it obtains stockholder approval of a reverse stock split. The exercise price of the warrants is $.075 per share. Also as part of the settlement, the Company's director and officer's liability insurance carriers agreed to pay $2,250,000. In addition, Guy de Vreese, the former Chairman and Chief Executive Officer of the Company, surrendered 250,000 shares of the Company's common stock held by him and options for 150,000 shares of the Company's common stock held by him. The shares surrendered by Mr. de Vreese are to be distributed to the class plaintiffs and the options have been canceled.

   (b) Thomas D. Leaper v. Styles On Video, et al., Los Angeles County Superior
       ------------------------------------------
       Court, Case No. BC 121801 (RDR, KMD)

   On February 10, 1995, Thomas D. Leaper ("Leaper") the Company's former Chief Operating Officer and Chief Financial Officer, filed a complaint against SOV for breach of contract, emotional distress and wrongful termination. The case was dismissed in July 1996 concurrent with the settlement of Styles on Video, Inc.
                                                         ---------------------
v. Kellogg & Andelson, et al.
-----------------------------

   (c) Durian Technologies, Inc., et al. v. Styles On Video, Inc., Los Angeles
       ----------------------------------------------------------
       County Superior Court, Case No. BC 137544 (RDR, KMD)

   On October 20, 1995, Durian Technologies, Inc. and Durian Finance (collectively, "Durian") filed a complaint against SOV for breach of contract, fraud and negligent representation in connection with financing arrangements with Durian for the benefit of Styles and seeks an accounting and declaratory relief. Durian also seeks an unspecified amount of damages. The Company responded to the complaint in January 1996. In late 1996, the parties agreed to a conditional settlement of this action, under the terms of which the action was dismissed without prejudice and the plaintiffs received an option to obtain the Company's interest in the "Try Us On System." The parties continue to discuss this matter.

   (d) Styles on Video, Inc., v. Kellogg & Andelson, et al., Los Angeles County
       ----------------------------------------------------
       Superior Court, Case No. BC 142968

   On January 22, 1996, the Company filed a suit against its former independent accountants, the accounting firm of Kellogg & Andelson, along with individual accountants James Walters, William Wall, Frederick Flax, and Thomas Leaper, who also served as the Company's former Chief Operating Officer and Chief Financial Officer. The suit asserted claims for professional negligence, breach of contract and breach of fiduciary duty against these defendants arising out of the services rendered by Kellogg & Andelson in connection with the Company's 1993 year-end audit and 1994 quarterly reports. The Company sought compensatory damages in excess of $54 million, as well as punitive damages and injunctive relief. The suit was settled and the settlement received final approval in July 1996. Pursuant to the settlement, the accounting firm paid $1,700,000 to the Company.

   (e) Forever Yours, Inc. v. Hasco, Inc., U.S.D.C. (C.D.Ca), Case No. 96-1696
       ----------------------------------
KMW (Jgx)

   On March 8, 1996, FYI filed a suit against a competitor, Hasco, Inc. The suit asserted claims for, among other things, unreasonable restraint of trade, monopolistic practices, unfair competition, trade libel, and false and misleading advertising. FYI sought compensatory damages relief in excess of $10 million, as well as punitive damages and injunctive relief. In the last quarter of 1996, the suit was dismissed without prejudice and the parties entered into a tolling agreement with respect to the statute of limitations. The terms of the FYI Sale provide that upon closing this suit will be dismissed with prejudice.

   (f) Agricultural Excess and Surplus Insurance Company (AESIC) v. Styles on
       ----------------------------------------------------------------------
Video, Inc.
-----------

   In 1996, a previous provider of the Company's excess director's and officer's liability insurance filed a suit claiming that they are entitled to $1,000,000 of the $1,700,000 received by the Company in connection with the settlement of

Styles on Video, Inc. v. Kellogg & Andelson, et al.  In October 1996, the
---------------------------------------------------
Company filed a cross-complaint alleging bad faith and seeking declaratory relief. SOV intends to vigorously defend the suit.

   (g) The Company is also a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


   During the last quarter of the Company's fiscal year ended December 31, 1994 and since that time, no matter was submitted to a vote of the security holders of the Company.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Commencing on April 8, 1993 the common stock of the Company was listed for trading on the AMEX under the symbol "SOV." Trading of the Company's common stock was halted on December 27, 1994, and has not resumed. On July 18, 1996, the AMEX determined to remove the Company's common stock from listing and registration thereon effective August 2, 1996. There is currently no active public trading market for any outstanding security of the Company. The Company has never paid a cash dividend on the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices of the Company's common stock as reported by the AMEX:

   Fiscal 1994                                   HIGH(1)       LOW(1)
   -----------                                  ---------     --------

   First Quarter                                 $17.625       $12.250
   Second Quarter                                 15.000         9.125
   Third Quarter                                  13.125         8.875
   Fourth Quarter (through December 27, 1994)     12.750         2.500

(1) The Company effected a 3 for 2 stock split in the form of a stock dividend on October 14, 1993. All stock prices have been adjusted to give effect to this stock split as if it had occurred on April 8, 1993.

   On December 27, 1994, the last day the Company's common stock traded on the AMEX, the closing price for the Company's common stock as reported by the AMEX was $2.81.

   As of January 31, 1997, there were approximately 220 holders of record of the Company's common stock.

   The present policy of the Company is to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on its common stock and does not anticipate that it will do so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, OVERALL ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION, DEVELOPMENTS WHICH MAY RENDER THE COMPANY'S PRODUCTS AND SERVICES OBSOLETE OR LESS ATTRACTIVE, AND THE COMPANY'S FINANCIAL CONSTRAINTS. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" BELOW.

IN FEBRUARY 1995, THERE WAS A COMPLETE CHANGE IN THE SENIOR MANAGEMENT AND KEY ACCOUNTING PERSONNEL OF THE COMPANY. AS A CONSEQUENCE OF THIS CHANGE IN PERSONNEL, CERTAIN INDIVIDUALS ARE NO LONGER AVAILABLE TO PROVIDE INFORMATION WHICH THE COMPANY'S CURRENT MANAGEMENT BELIEVES MAY BE NECESSARY TO FULLY EXPLAIN THE COMPANY'S ANNUAL OPERATING RESULTS FOR 1994. THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS AS OF DECEMBER 31, 1994 AND FOR THE YEARS THEN ENDED ARE BASED UPON THE BEST INFORMATION WHICH WAS REASONABLY AVAILABLE TO THE COMPANY'S CURRENT MANAGEMENT.

   The Company was incorporated in May 1992 as a wholly-owned subsidiary of New Image. From January 1, 1992 until the incorporation of the Company, the Company's business was conducted by New Image. This business consisted primarily of product development activities, the development of a marketing strategy for the Company's original video imaging system, the SOV Video Maker System, and the establishment of a marketing organization. On March 29, 1993, New Image distributed all of the common stock of the Company held by it to its stockholders (the "Distribution") on the basis of one share of common stock of the Company for each five shares of New Image common stock held by a stockholder. Immediately following the Distribution, the Company effected a rights offering (the "Rights Offering") pursuant to which each Company stockholder received, for each share of the Company's common stock held, the right to purchase one share of the Company's common stock for $6.00 per share. Upon completion of the Distribution and the Rights Offering, the Company became a publicly owned company.

   On October 14, 1993, the Company effected a 3 for 2 stock split in the form of a stock dividend. The results for the year ended December 31, 1993 and all subsequent periods reflect this stock split.

   On February 7, 1994 the Company acquired all of the outstanding stock of Dycam. In July 1994, the Company's ownership of Dycam was reduced to approximately 61% as a result of the issuance by Dycam of 1,000,000 shares of its common stock in connection with the completion of an underwritten rights offering, and the issuance of 204,169 shares of Dycam common stock in connection with the exercise of stock options.

   On April 5, 1994, the Company purchased 80% of the outstanding stock of FYI for cash consideration of $100,000. The 20% of FYI stock not purchased by the Company was held by FYI's then-President until May 1996, at which time he surrendered his entire 20% interest in FYI in exchange for a warrant certificate issued by the Company.

   In April 1994, the Company established SSI as a wholly-owned subsidiary.

   The operations of Dycam, FYI and SSI are reflected in the results of the Company's operations for 1994 from the dates of their respective acquisition or, in the case of SSI, commencement of operations.

Factors That May Affect Future Results and Financial Condition

   Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

   Dependence on Third Party Financing. In November 1995, the Company entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement") with International Digital Investors L.P. ("IDI") that provided the Company with $3 million of financing. In May 1996, the Company entered into a Note and Preferred Stock Purchase Agreement with IDI (the "1996 Agreement") that provided the Company with additional financing up to $1,250,000. Pursuant to the agreements, the Company is subject to various restrictive covenants including limitations on the incurrence of additional indebtedness, capital expenditures, investments, transactions with affiliates, and consolidation merger and sale actions. The Company must also satisfy certain financial tests during the terms of the agreements including the maintenance of certain mandatory net worth and earnings levels. The failure to achieve these levels constitutes an event of default under the agreements. In the event the Company defaults, IDI has the right to accelerate the Company's obligations under the agreements and seize and liquidate substantially all of SOV's and FYI's major assets. At December 31, 1995 and 1996, the Company was not in compliance with certain of the financial covenants, however, a waiver of these defaults was obtained from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If (a) future defaults occur, (b) waivers are not obtained, (c) SOV's and/or FYI's assets are taken in satisfaction of the amounts due pursuant to the IDI financing, and (d) no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam.

   From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a Bridge Note that provided additional financing up to $977,000.

   Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. In January 1997, FYI borrowed $180,000 from Hasco pursuant to the Loan Agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors.
After the closing of the FYI Sale, IDI will continue to have a first priority security interest in all remaining assets of the Company, including the remaining net proceeds from the FYI sale, except for the second priority position it holds on the shares of Dycam common stock owned by the Company, as to which Dycam has a first priority security interest.

   In order for the Company to continue its operations after the FYI sale, it will be required to obtain additional financing from IDI or other sources, or IDI will need to consent to postpone the repayments due from the Company and FYI on all or part of the Company's and FYI's notes payable to IDI. Neither IDI nor any other sources have indicated a willingness to loan additional funds to the Company. Additionally, IDI has not indicated an intention to consent to the postponement of the repayment it is entitled to on the Notes payable to IDI from the Company and IDI.

   Controlling Stockholder; Affiliated Party Transactions; Conflict of Interest. Dycam became a wholly-owned subsidiary of SOV in February 1994. Immediately following the sale of the shares of Dycam's common stock in a rights offering, SOV owned approximately 61% of Dycam's common stock and remains in a position to control the policies and operations of Dycam. SOV owns 100% of the common stock of FYI and is in a position to control the policies and operations of FYI. Certain officers and directors of SOV are directors and officers of Dycam and/or FYI. SOV, Dycam and FYI have engaged in, and will continue to engage in, certain transactions with each other. See "Certain Relationships and Related Party Transactions."

   There are potential conflicts of interest inherent in such relationships and transactions. The respective Boards of Directors of SOV and Dycam have established a Policy Review Committee to review transactions between these corporations. The purpose of the Policy Review Committee, which has advisory authority only, is to review any transaction proposed to be entered into between SOV and Dycam to determine whether a conflict of interest exists and the manner in which any such conflict can be resolved. The Policy Review Committee then makes a recommendation to each of the Boards of Directors as to the course of action which should be taken. The Policy Review Committee consists of one director each of SOV and Dycam who is not also an officer or employee of either company, and a non-voting chairman.

   Termination of Certain Operations. In January 1996, the Company determined to terminate its hairstyle and beauty imaging operations and its franchising operations. In January 1997, the Company and FYI entered into definitive agreements to sell the FYI business. The FYI Sale is expected to close in April 1997, subject to the approval of the Company's stockholders, and other customary conditions. The termination of these operations may result in significant costs and liabilities to the Company, including, the satisfaction of outstanding accounts payable relating to these operations, possible claims asserted by former franchisees and area developers and possible claims asserted by certain of the Company's current product warranty holders. Moreover, the termination of these operations will require continuing attention by management. The Company's future operating results and financial condition could be adversely affected by management's inability to successfully terminate or sell its hairstyle and beauty imaging operations, its franchising operations and its newborn infant photography operations.

   History of Losses; Variability of Operating Results; Limited Operating History. The Company has experienced operating losses in 1994, 1995, and 1996. The Company's revenues and operating results have varied substantially from period to period. In addition, FYI has a limited operating history and was in the development stage from April 1994 (inception) until March 1995 when it recognized its first revenues. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. The Company's financial problems (see "Description of Business") may have had a negative impact on FYI's ability to gain acceptance in the marketplace despite the products and services it offers. Management has been expending substantial time and resources in attempting to resolve these problems and restore confidence in the Company. Future revenues and profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the ability of the Company to develop and introduce new products or to develop new markets for its existing products, the successful implementation of its planned marketing strategies, and the Company's ability to successfully terminate SOV's hairstyle and beauty imaging operations, SSI's franchising operations, and to close the sale of FYI's newborn infant photography operations. If the Company is not able to achieve its operating objectives or is unable to obtain the additional financing it requires, the Company may be otherwise unable to achieve its goals or continue its operations.

   Certain Litigation Matters. The Company is currently party to certain litigation which, if adversely determined, may have a material adverse impact on the Company. The Company expects that it may need to expend substantial legal fees in connection with these matters. See "Legal Proceedings."

   Competition. The Company anticipates that both of its operating subsidiaries, Dycam and FYI, will experience substantial competition. Dycam believes that it is the only company in existence today which focuses entirely upon the design, development, manufacture and sale of digital cameras, supporting software and digital imaging solutions. However, other companies do manufacture and market digital cameras.

Dycam recognizes that as digital photography achieves increasing acceptance and the industry grows, competition will become increasingly intense. Existing competitors can be expected to expand their digital camera operations and new competitors may enter the market. Many existing competitors have significantly greater financial, marketing and technological resources than Dycam. Some of the products manufactured by Dycam's competitors are significantly more expensive than Dycam's cameras and provide features (including higher quality resolution) that make these products appropriate for applications for which Dycam's products are not intended. Dycam believes that the flexibility of its products combined with Dycam's experience in developing custom imaging solutions for its customers will enable it to work with its customers to design digital photography-based systems which serve their specific needs. Nevertheless, there can be no assurance that Dycam will be able to compete effectively or that competition will not have a material adverse effect on Dycam's business, operating results and financial condition.

   The newborn infant photography market is extremely competitive. FYI primarily faces competition from three large established competitors who collectively control more than 75% of the market. In addition, many smaller companies service the market. Many of the hospitals serviced by FYI's large competitors are party to long-term service agreements. FYI's ability to effectively compete in this market is dependent upon its ability to enter into relationships with hospitals and to provide rapid, quality service to its customers. FYI believes that it is unique in its use of digital photography as a primary means to produce newborn infant photographs, and that digital photography enhances its ability to deliver its product. If FYI's competitors adopt digital photography systems as their primary systems, or otherwise increase their product delivery time, or improve their service, FYI's ability to enter into arrangements with new hospitals and its future operating results may be adversely effected. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. Hasco operates First Foto, a competitor of FYI in the newborn hospital photographic business.

   Rapid Technological Change and New Products. As a growth industry, digital still photography can be expected to be characterized by rapid technological change and new product introductions. As technological changes occur and as other applications for the Company's products develop, Dycam may have to modify its technology in order to keep pace with these changes and developments. Although Dycam intends to continue to improve and add to its existing products, there can be no assurance that Dycam's competitors will not develop products with superior capabilities and/or market them at lower prices or that Dycam will be able to identify, develop, manufacture or support new products successfully. There can also be no assurance that any such new products introduced by Dycam will gain market acceptance, or that Dycam will be able to respond effectively to technological changes or the introduction of new products by competitors.

   Reliance on Third Parties for Component Parts. Dycam relies on third parties to supply the components which comprise its cameras. While there are several sources of supply for the majority of these component parts, the Company is dependent upon single overseas sources for both the main optics of the cameras and Charge-Coupled Devices ("CCDs"), the image sensor used in digital cameras. In addition, the microprocessor that operates the camera is a custom part manufactured for the Company by a major U.S. corporation. Any disruption of the operations of these third party manufacturers or discontinuance of the supply of the optics, the CCDs or the microprocessors could cause substantial production delays and materially and adversely affect the Company's business, financial condition and results of operations. Additionally, the overseas manufacture of the optics and CCD components of the cameras may subject the Company to additional risks, including import and export controls and changes in governmental policies.

   Reliance on Related Party and Third Party Manufacturers. FYI relies upon Dycam and third party manufacturers to perform the electronic subassembly of its cameras and fabricate the FYI system housings. Final assembly, testing and quality control inspections of the FYI system are performed by Dycam. With the exception of certain proprietary components for which FYI owns all necessary molds and tools, all components used in the FYI System are off-the-shelf components for which there are multiple sources of supply. Any disruption of the operations of Dycam or these third party manufacturers, or discontinuance of the supply of the component parts of FYI's camera systems could cause substantial production delays and materially and adversely affect FYI's projected future business, financial condition and results of operations.

Financial Data

   The historical selected financial data of the Company set forth below has been derived from the Company's Consolidated Financial Statements included elsewhere in this Report on Form 10-KSB. The consolidated financial statements as of December 31, 1995 and 1994 have been audited by Corbin & Wertz and Coopers & Lybrand L.L.P., respectively, independent accountants whose reports with respect thereto appear elsewhere in this Report on Form 10-KSB. The December 31, 1995 and 1994 financial statements of Dycam were audited by Corbin & Wertz, independent accountants, whose report with respect thereto appears elsewhere in this Report on Form 10-KSB. The following financial information and the accompanying Managements' Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-KSB. The Company's financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP").

                                                         Year Ended December 31,
                                                     ---------------------------------
Income Statement Data                                     1995                 1994
                                                     ------------         ------------
Revenues..........................................   $  4,967,000         $  5,706,000
Cost of revenues..................................      2,749,000            3,371,000
                                                     ------------         ------------
Gross profit......................................      2,218,000            2,335,000
                                                     ------------         ------------
Selling, general and administrative expenses......      7,365,000            8,158,000
Research and development expenses.................        881,000              835,000
Depreciation and amortization.....................        428,000              373,000
                                                     ------------         ------------
Total operating expenses..........................      8,674,000            9,366,000
                                                     ------------         ------------
Interest income...................................          8,000              152,000
Other income (expense)............................         (8,000)               2,000
Minority interests................................        370,000              558,000
                                                     ------------         ------------
Loss before income taxes and extraordinary item...     (6,086,000)          (6,319,000)
Provision for income taxes........................          9,000                9,000
                                                     ------------         ------------
Loss before extraordinary item....................     (6,095,000)          (6,328,000)
Forgiveness of debt, net of tax...................        255,000                    -
                                                     ------------         ------------
Net loss..........................................   $ (5,840,000)         $(6,328,000)
                                                     ============         ============
Net loss per common share.........................   $      (1.30)        $      (1.52)
                                                     ============         ============
Weighted average shares of common stock
 outstanding......................................      4,505,000            4,162,000
                                                     ============         ============

                                                 December 31, 1995    December 31, 1994
                                                 -----------------    -----------------
Balance Sheet Data
Working capital.................................      $  1,566,000          $ 5,386,000
Total assets....................................        10,741,000           13,803,000
Accumulated deficit.............................       (12,527,000)          (6,687,000)
Stockholders' equity............................         3,664,000            9,454,000

Results of Operations

   The following table sets forth the percentages of net revenues of certain income and expense items of the Company for the years ended December 31, 1995 and 1994.

                                                         Year Ended December 31,
                                                     ---------------------------------
                                                         1995                 1994
                                                     ------------          -----------
Revenues..........................................            100%                 100%
Cost of revenues..................................             55                   59
                                                     ------------          -----------
Gross profit......................................             45                   41
Selling, general and administrative expenses......            148                  143
Research and development expenses.................             18                   15
Depreciation and amortization.....................              9                    7
                                                     ------------          -----------
Total operating expenses..........................            175                  165
Interest  income..................................              -                    3
Other income (expense)............................              -                    -
                                                     ------------          -----------
Minority interests................................              7                   10
                                                     ------------          -----------
Loss before taxes and extraordinary item..........           (123)                (111)
                                                     ------------          -----------
Provision for income taxes........................              -                    -
                                                     ------------          -----------
Loss before extraordinary item....................           (123)                (111)
Forgiveness of debt, net of tax...................              5                    -
                                                     ------------          -----------
Net loss..........................................           (118)%               (111)%
                                                     ============          ===========

Revenues

    The following table summarizes the Company's revenues for the years ended December 31, 1995 and 1994:

                                                                  Year Ended                    Year Ended
                                                              December 31, 1995              December 31, 1994
                                                     ------------------------------   --------------------------------
                                                                      Percentage of                      Percentage of
                                                                         Company                           Company
                                                        Revenues         Revenues         Revenues         Revenues
                                                     -------------    -------------    -------------    --------------
Consolidated                                            $4,967,000              100%      $5,706,000               100%
SOV                                                      2,815,000               56        3,926,000                69
Dycam                                                    1,677,000               34        1,700,000                30
FYI                                                        436,000                9                -                 -
SSI                                                         39,000                1           80,000                 1

   Consolidated Operations.  In January 1996, the Company elected to wind-down
   -----------------------
its hairstyle and beauty imaging systems and franchising operations. During 1996 and the first quarter of 1997, the Company focused its resources on its operating subsidiaries, FYI and Dycam. In January 1997, the Company and FYI entered into definitive agreements to sell the FYI business to Hasco (see Notes to Consolidated Financial Statements - Subsequent Events), subject to the approval of the Company's stockholders, and other customary conditions. The FYI Sale is expected to close in April 1997. After the wind-down and sale are completed, SOV intends to sell access disks and act as a holding company. The Company believes that its future revenues will be primarily derived from the operations of its Dycam subsidiary.

   SOV.  SOV's revenues for the year ended December 31, 1995 decreased
   ---
$1,111,000 (28%) from $3,926,000 for the year ended December 31, 1994. During fiscal 1995, SOV experienced a decline in the sales of both imaging systems and software and support products. System and software related product sales continued to decline throughout fiscal 1995. The Company attributes this continued revenue decline to the general lack of market interest in SOV's existing products at their current price point, the reduction of marketing efforts, and the damage done to the Company's reputation as a result of the halt in the trading of the Company's common stock. In early 1996, the Company terminated its hairstyle and beauty imaging systems line of business. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996 and later years.

   Dycam.  Dycam's revenues are derived from sales of digital cameras and
   -----
supporting software and accessory products, contract engineering and technology licensing fees. Dycam's revenues for the year ended December 31, 1995 decreased $23,000 (1%) from $1,700,000 for the year ended December 31, 1994. This decrease was primarily associated with the reduction of license fees from Logitech, which manufactured and marketed a Dycam designed camera. License fees under the agreement with Logitech accounted for revenues of $9,000 (less than 1% of Dycam's revenues) in the year ended December 31, 1995 compared to $220,000 (13% of Dycam's revenues) in the year ended December 31, 1994. Dycam's arrangement with Logitech provided that Logitech would make a one-time royalty payment of approximately $1,000,000 in 1993, and thereafter pay Dycam a .5% royalty fee on future sales of the licensed product. Subsequent to December 31, 1994, Logitech informed the Company that it had ceased to manufacture the camera for which it held a license and as a consequence revenues from this license will cease as soon as Logitech exhausts its current supplies of the subject product. During 1995, revenues from camera sales were $1,634,000 (97% of Dycam's revenue) compared to $1,140,000 (67% of Dycam's revenues) in 1994. The increase in camera revenues is attributed to the general emergence of the digital camera market as a whole in 1995. Revenues from contract engineering were $34,000 (2% of Dycam's revenues) in 1995 compared to $340,000 (20% of Dycam's revenues) in 1994. In 1994 and the early part of 1995, Dycam shifted its focus away from the pursuit of custom and contract engineering projects towards direct camera sales, and Dycam's camera sales increased during 1994 and 1995. Dycam intends to continue to sell stock camera products. Dycam, however, believes that its strength lies in the custom and contract engineering of digital imaging systems and intends to devote a substantial portion of its resources in the future to pursuing the custom and contract engineering business. One example of this is Dycam's relationship with FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale/lease of cameras to FYI, Dycam's arrangements with FYI provide that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% fee on all FYI sales. Pursuant to a deferral agreement executed in May 1996 between Dycam and FYI, certain development and maintenance revenues due to Dycam from FYI may be accrued by FYI until April 30, 1997. Dycam intends to defer the recognition of the related revenues until payment is received from FYI. Intercompany revenues are eliminated for consolidated reporting purposes. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See Notes to Consolidated Financial Statements - Subsequent Events.

   FYI.   FYI's revenues are derived from sales of newborn baby photographs and
   ---
ancillary products. During the year ended December 31, 1994 and the first two months of 1995, FYI products were in a development stage. Since its first sales in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in April 1997, after which time no revenues will be generated from FYI.


   SSI.  SSI's revenues are primarily derived from the sale of franchises.  The
   ---
first SSI franchises were sold during the last quarter of 1994. SSI has not sold any franchises since January 1995. In January 1996, the Company began the wind-down of SSI's operations. The Company anticipates that the SSI line of business will generate only a minimal portion of the Company's revenues in 1996 and in later years.

Gross Profit

   Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the years ended December 31, 1995 and 1994:

                                   Year Ended                    Year Ended
                               December 31, 1995              December 31, 1994
                      ------------------------------   --------------------------------
                                       Gross Profit as                  Gross Profit as
                                        Percentage of                    Percentage of
                       Gross Profit       Revenues       Gross Profit       Revenues
                      -------------    -------------    -------------    --------------
Consolidated             $2,218,000               45%     $2,335,000                 41%
SOV                       1,491,000               53       1,388,000                 35
Dycam                       520,000               31         867,000                 51
FYI                         168,000               39               -                  -
SSI                          39,000              100          80,000                100


   SOV.  The increase in SOV's gross profit during the year ended December 31,
   ---
1995 compared to the year ended December 31, 1994 was primarily due to fourth quarter 1994 write-offs of obsolete inventory totaling $245,000 and the establishment of valuation reserves of $160,000 for returned merchandise. There were fewer write-offs and reserves in 1995. The Company believes that the remainder of the variance in gross profit is due to inaccuracies and inconsistent methodology in the cost accounting system and shrinkage which were present in 1994. During the three months ended March 31, 1995, the Company took steps to correct the inaccuracies by performing quarterly physical inventory counts, and standardizing its cost accounting methodology. Additionally, with the change in senior management and key accounting personnel in the first quarter of 1995, improved purchasing, requisition and tracking procedures were implemented and standardized. In June 1995 physical security over inventories was improved at the Company's new facilities.

   Dycam.  For the year ended December 31, 1994, Dycam's gross profit margin was
   -----
51%. During 1995, the decline in gross profit to 31% was primarily attributable to an increase in the percentage of revenues derived from camera sales, which have a lower margin than supporting software sales, licenses, and contract engineering work. Also contributing to the decline in gross margins were the lower average sales prices for the cameras being sold. Gross margins may continue to remain at lower levels, or decrease further, if Dycam's custom business does not contribute a greater portion of revenues to Dycam's total revenues.

   FYI.  FYI recognized its first sales of newborn baby photographs in March
   ---
1995. FYI's gross profit increased as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues of $32,000 related to Dycam.

   SSI.  There are no significant direct costs associated with the sale of
   ---
franchises.

Selling, General and Administrative

   Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the years ended December 31, 1995, and 1994:

                                 Year Ended                    Year Ended
                             December 31, 1995              December 31, 1994
                      ------------------------------   --------------------------------
                                       Percentage of                      Percentage of
                        Expenses         Revenues         Expenses          Revenues
                      -------------    -------------    -------------    --------------
Consolidated             $7,365,000              148%    $8,158,000                 143%
SOV                       3,128,000              111      5,998,000                 153
Dycam                     1,140,000               68        924,000                  54
FYI                       2,729,000              626        727,000                   -
SSI                         368,000              944        509,000                  636


   SOV.  Selling, general and administrative expenses for the year ended
   ---
December 31, 1995 decreased $2,870,000, or 48%, from the year ended December 31, 1994, and represented 42% of the Company's total selling, general and administrative expenses. During 1995, salaries and benefits decreased $598,000, or 32%, compared to 1994. This decrease is attributable to a decrease in the number of employees at all levels in all departments. The total number of employees decreased from 54 at December 31, 1994 to 10 at December 31, 1995. Marketing and advertising decreased $350,000, or 63%, in 1995 compared to 1994. This decrease was primarily due to cut backs on the design and placement of advertisements and attendance at trade shows. Bad debt expense decreased $1,249,000, or 102% in 1995 compared to 1994 due to reserves set up in 1994 for potentially uncollectible receivables, including fully reserving for a $450,000 note receivable from a corporation organized under the laws of Belgium, which note was issued in a transaction relating to the development of business in Europe. Reserves were also established in 1994 for past due trade receivables and receivables from foreign licensees. Legal and professional expenses increased $123,000, or 16% in 1995 as compared to 1994. Legal costs in 1995 decreased $99,000 to $445,000. Other professional expenses increased $222,000. These increased expenses included accounting fees of $80,000, which primarily related to fees for the audit of the year ended December 31, 1994 and restatements of the financial statements for the year ended December 31, 1993 and the first three quarters of 1994. In addition, the Company incurred additional public relations fees of $50,000, Board fees of $37,000, and general consulting fees of $55,000 in 1995.

   SOV made efforts to reduce selling, general and administrative expenses throughout 1995. The total personnel employed by SOV was reduced from 54 employees on January 1, 1995 to 10 employees by December 31, 1995. During 1995, SOV moved from its facility in Chatsworth, California to a shared facility with FYI in Newbury Park, California. Certain members of the Company's management team divided their time between SOV and FYI to reduce costs and maximize resources. Additional reductions were made in SOV's advertising and marketing costs as a consequence of cut backs on the design and placement of advertisements and attendance at trade shows. Despite the steps taken to reduce costs, SOV's selling, general and administrative costs continued to exceed its gross profit throughout 1995. In January 1996, the Company decided to terminate SOV's hairstyle and beauty imaging systems operations. Selling, general and administrative expenses related to SOV's operations continue to exceed the gross profit derived therefrom. The Company continues to make efforts to keep SOV's expenses to a minimal level consistent with its current operations, including its activities as a holding company. The total personnel employed by SOV was reduced to one employee by August 1, 1996. SOV continues to sell access disks as ancillary products remaining in stock, and intends to do so for the foreseeable future.

   Dycam.  Dycam's selling, general and administrative expenses for 1995
   -----
increased 23% to $1,140,000 compared to 1994. This increase resulted primarily from increased sales and marketing expenditures in the 1995 period, increased legal, professional and insurance costs and, an increase in the average employee base of Dycam. Dycam took steps throughout 1995 towards the reduction of these expenditures, including reducing the number of employees, and expects that such expenditures will decrease as a percentage of sales in future periods.

   FYI.  Selling, general and administrative expenses for the year ended
   ---
December 31, 1995 increased $2,002,000, or 275%, from the year ended December 31, 1994, and represented 37% of the Company's total selling, general and administrative expenses. During 1995, salaries and benefits increased $1,113,000, or 263%, due to the addition of personnel to accommodate growth. Marketing and advertising increased $239,000, or 285%, as FYI continued its marketing efforts to introduce itself to the marketplace throughout 1995. Marketing and advertising costs include costs associated with trade show attendance and the production and distribution of promotional materials. Other selling, general and administrative costs, including commissions paid to hospitals, which typically are based on a percentage of FYI's revenues derived from each hospital, increased primarily based on FYI's growth in 1995. FYI continued to add personnel in 1996 as hospital accounts were added. In January 1997, the Company and FYI entered into an agreement to sell the FYI business. The FYI Sale is expected to close in April 1997.

   SSI.  Selling, general and administrative expenses for the year ended
   ---
December 31, 1995, decreased $141,000, or 28%, from the year ended December 31, 1994. The Company took steps towards the reduction of SSI's expenditures in 1995. During 1995, advertising and marketing expenses decreased $77,000, or 79% compared to 1994 due to the Company's decision to halt the sale of franchises at the end of the first quarter of 1995. As of December 31, 1995, there were no direct employees at SSI and marketing costs were reduced to zero. In January 1996, the Company decided to terminate SSI's operations.

Research and Development

   Consolidated research and development expenses for the year ended December 31, 1995 were $881,000, an increase of $46,000, or 6%, compared to the year ended December 31, 1994.

   SOV.  Research and development expenses for SOV for 1995 were $56,000, an
   ---
increase of $4,000, or 8% compared to 1994 and represented 6% of the Company's total research and development expenses. SOV's research and development costs for 1995 were primarily related to the development of the Electric Hair System, a lower priced version of SOV's beauty imaging systems. Costs in 1994 related primarily to the development of The Big Picture System, an imaging system which was designed to produce large scale posters which was abandoned in the first quarter of 1995, and the development of SOV's Redken hairstyle imaging system. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate SOV's hairstyle and beauty imaging systems operations.

   Dycam.  Research and development expenses for Dycam for 1995 were $754,000 an
   -----
increase of $151,000, or 25%, compared to 1994, and represented 86% of the Company's total research and development expenses. This increase is attributable to new product development activities associated with lower cost and higher resolution digital camera models, and expenses associated with the development of products introduced for sale in 1995, including the first commercial installations of the camera developed in conjunction with Forever Yours. Also during 1995, Dycam introduced and began shipping two new versions of its modular digital cameras, primarily designed for use in security and observation systems. Dycam continued to have a high level of research and development expenses during 1996. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

   FYI.  Research and development expenses for FYI for 1995 were $71,000, a
   ---
decrease of $109,000 or 61% compared to 1994, and represented 8% of the Company's total research and development expenses. FYI's 1994 costs were attributable to FYI's share of new product development activities associated with the design and manufacture of the prototype digital camera system for the photography of newborn babies. FYI's research and development activities during 1994 were carried out in conjunction with related activities at Dycam, which incurred additional research and development expenses related to the FYI
project.    FYI's research and development expenses decreased during 1995 due to the completion of the development of the camera system. All intercompany research and development expenses have been eliminated upon consolidation.
FYI's research and development activities ceased in December 1996 with the Company's and FYI's decision to sell the FYI business.

   SSI.  There were no research and development expenses associated with SSI's
   ---
operations.

Depreciation and Amortization

   Depreciation and amortization expense increased $55,000 to $428,000 for the year ended December 31, 1995 from $373,000 for the year ended December 31, 1994. The increase resulted from an increase in amortization costs of $29,000 to $278,000 for the year ended December 31 1995 from $249,000 for the year ended December 31, 1994 relating to goodwill of $5,554,000 which arose in February 1994 from the acquisition of Dycam by SOV. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. The remaining increase was primarily due to depreciation of fixed assets acquired by FYI.

Liquidity and Capital Resources

   During 1995 and 1994, the Company relied primarily upon cash on hand, cash received from sales, intercompany advances, and proceeds from the issuance of common stock of SOV and Dycam, and financing from outside parties, to finance its cash operating losses and the expansion of FYI. Additionally, FYI's capital expenditures were financed in part by capital leases.

   At December 31, 1995, the Company had consolidated cash and cash equivalents of $2,778,000, a decrease of $1,583,000 from $4,361,000 at December 31, 1994.
The Company's working capital at December 31, 1995 was $1,566,000, a decrease of $3,691,000 when compared to $5,386,000 at

December 31, 1994. The current ratio at December 31, 1995 was 1.6 to 1 compared to 3.1 to 1 at December 31, 1994.

   SOV.  SOV's cash and cash equivalents at December 31, 1995 were $3,000, a
   ---
decrease of $576,000 from $579,000 at December 31, 1994. Accounts receivable decreased $188,000. Loans receivable from stockholders decreased $450,000 due to repayment. Income taxes receivable decreased $929,000 due to receipt of income tax refunds. Accounts payable and accrued expenses increased $129,000 due to growth in accounts payable. Advance from stockholder decreased $152,000 due to repayment. SOV's working capital (excluding intercompany balances) at December 31, 1995 was $(1,545,000) compared to $1,267,000 at December 31, 1994.
The current ratio was 0.3 to 1 at December 31, 1995 compared to 1.6 to 1 at December 31, 1994. The working capital reduction was primarily the result of a decrease in cash which was used to fund SOV's cash operating losses, net of changes in other current assets and current liabilities described above, and intercompany advances. SOV continued to use cash to fund its cash operating losses during 1996.

   In December 1994, Dycam made a secured loan of $500,000 to SOV. In January 1995, Dycam made an additional secured loan of $500,000 to SOV. These advances were memorialized in a secured promissory note in the principal amount of $1,000,000 which was originally due in September 1995 and later extended until December 1998. The purpose of the loan was to enable SOV to continue funding FYI, and thus the development and manufacture of the FYI digital camera by FYI and Dycam. For additional information regarding the terms of the promissory note, refer to the discussion that follows regarding the liquidity and capital resources of Dycam.

   In September 1995, SOV and FYI received financing of $300,000 from Multinational Trading Corp., a Florida corporation ("MTC"), pursuant to a short-term financing agreement (the "Bridge Financing"). Additional advances of $75,000 were made pursuant to the Bridge Financing in October 1995. In November 1995, SOV, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). Pursuant to the 1995 Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000, with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997 (the "1995 Notes"). In addition, SOV issued $50,000 worth of 10% Senior Series A Convertible Preferred Stock, $100 par value. Moreover, the 1995 Agreement requires the Company to issue sufficient warrants so that when they are exercised, IDI will control 40% of the Company's common stock on a fully diluted basis (the "1995 Warrants"). FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Additionally, SOV received $50,000 for the issuance of 10% Senior Series A Convertible Preferred Stock. Pursuant to the 1995 Agreement, as amended March 1996, funds totaling $750,000 are available to SOV, all of which had been advanced to SOV by FYI as of August 31, 1996. The remaining funds were used for the furtherance of FYI's expansion.
The 1995 Agreement was amended again in May 1996 and January 1997 to provide, among other things, for the deferral of interest to not later than May 1, 1997, less restrictive covenants and a lower exercise price of the 1995 Warrants. At December 31, 1995 and 1996, the Company was not in compliance with certain of the 1995 Agreement's financial covenants, however, the Company has obtained a waiver of these defaults from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If defaults occur in future periods, and waivers are not obtained, and the Company's assets are taken in satisfaction of the amounts due pursuant to the 1995 Agreement, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam. For additional information see "Certain Relationships and Related Party Transactions -- Financing Transactions with Multinational Trading Corp. and International Digital Investors, L.P."

   In 1995, SOV entered into a settlement of certain class action and derivative suits, whereby SOV agreed to deliver to the plaintiff class warrants to purchase 750,000 shares of the Company's common stock and a $250,000 promissory note payable in three equal semi-annual installments commencing July 1996. The number of warrants was increased to 1,750,000 in May 1996 prior to the final settlement in July 1996. As of January 31, 1997, no payments have been made towards the debt. See "Legal Proceedings."

   In January 1996, the Company decided to discontinue SOV's hairstyle and beauty imaging systems operations. During the wind-down of these operations, the Company anticipates that SOV's operating activities will continue to use cash and that its minimal cash balance will continue to decline. Since the last quarter of 1995, the Company has successfully negotiated significant discounts of certain of its accounts payable balances, and intends to negotiate a reduction in its remaining accounts payable. No guarantee, however, can be made that the Company will be able to successfully negotiate reductions on its remaining outstanding accounts payable.

   In May 1996, pursuant to a Note and Preferred Stock Purchase Agreement, dated as of May 14, 1996 (the "1996 Agreement"), as amended, SOV and FYI agreed to issue up to $1,200,000 aggregate principal amount of 10% Senior Notes due June 30, 1998 (the "1996 Notes" and together with the 1995 Notes, the "Notes") in a series of purchases of such 1996 Notes between the Closing Date (as defined) and September 15, 1996. Each purchase of 1996 Notes is contingent upon the Company and FYI meeting certain minimum performance targets. IDI also purchased 500 shares of Series B Preferred, for $50,000 and received Common Stock Purchase Warrants (the "1996 Warrants" and together with the 1995 Warrants, the "Warrants"). Payment of interest is deferred to not later than May 1, 1997.

   In May 1996, IDI purchased $520,000 principal amount of the 1996 Notes, of which $270,000 was used to repay principal and interest on certain interim loans made to the Company and FYI by IDI and IDI-related entities in April 1996. IDI purchased an additional $250,000, $100,000 and $150,000 principal amount of the 1996 Notes in June, July and August 1996, respectively. The Company did not meet the September 15, 1996 minimum performance targets and IDI did not purchase the final series of 1996 Notes totaling $180,000 until January 1997.

   The 1995 Agreement and the 1995 Warrants were amended in May 1996 to conform to the provision of the 1996 Agreement and the 1996 Warrants, and the exercise price of the 1995 Warrants was reduced to $0.075, the exercise price of the 1996 Warrants.

   From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note.

   In July 1996, the K & A suit was settled and the accounting firm agreed to pay $1,700,000 to the Company. See "Contingencies." Of the proceeds, $870,000 was applied to the repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the settlement to the Company were $430,000, which was added to the Company's general working capital, and used to fund the operations of SOV and FYI.

   Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. In January and February 1997, FYI borrowed a total of $360,000 from Hasco pursuant to the Loan Agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing (see Notes to Consolidated Financial Statements - Subsequent Events). The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. IDI has a first priority security interest in all remaining assets of the Company, including the remaining net proceeds from the FYI sale, except for the second priority position it holds on the shares of Dycam common stock owned by the Company, as to which Dycam has a first priority security interest.

   In order for the Company to continue its operations after the FYI sale, it will be required to obtain additional financing from IDI or other sources, or IDI will need to consent to postpone the repayments due from the Company and FYI on all or part of the Company's and FYI's notes payable to IDI. Neither IDI nor any other sources have indicated a willingness to loan additional funds to the Company. Additionally, IDI has not indicated an intention to consent to the postponement of the repayment it is entitled to on the Notes payable to IDI from the Company and IDI.

   In addition, the Company believes that the combined cash impact of a settlement of the Durian and AESIC loss contingencies, more fully described in "Contingencies" will not be significant. If (a) a significant negative result is achieved with respect to the Durian and/or AESIC matters, (b) management cannot achieve its operating plan or (c) funding is not available or proves insufficient to cover the shortfalls, SOV will find it necessary to obtain additional financing or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

   Dycam.  At December 31, 1995, Dycam had cash and short-term investments on
   -----
hand of $1,374,000, a decrease of $2,341,000 from $3,715,000 at December 31,
1994. Accounts receivable increased $63,000 during the year ended December 31, 1995. Inventories increased $89,000 due to build ups for planned sales.
Current liabilities decreased by $273,000 to $199,000, primarily as a result of a decrease in accounts payable. Dycam's working capital (excluding intercompany balances) at December 31, 1995 was $2,025,000, a decrease of $2,415,000 when compared to $4,440,000 at December 31, 1994. The working capital reduction was primarily the result of the decrease in cash which was used to fund Dycam's cash operating losses, and net changes in other current assets and liabilities described above. Dycam continued to use cash to fund operating losses during the first two quarters of 1996. The current ratio at December 31, 1995 was 11.1 to 1 compared to 10.4 to 1 at December 31, 1994. Dycam does not have any long-term indebtedness and does not currently maintain any credit facilities.

   In December 1994, Dycam made a secured loan of $500,000 to SOV. Dycam determined that it was in the best interests of Dycam and its shareholders that it make this loan, which enabled SOV to continue funding FYI, and thus the development and manufacture of the FYI digital camera by FYI and Dycam. In January 1995 Dycam approved an additional secured loan to SOV of $500,000. The two loans totaling $1,000,000 have been memorialized in a single note which originally provided that the entire principal balance plus accrued and unpaid interest thereon were due and payable on September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998. All interest payments have been made in a timely fashion by SOV. The note is secured by 1,916,667 shares of Dycam's common stock owned by SOV. If SOV is unable to satisfy its obligations pursuant to the Agreement, and IDI exercises its rights, Dycam may not be repaid and will be entitled to receive back the 1,916,667 shares of Dycam's common stock owned by SOV.

   Dycam believes that its operating and research and development activities in 1997 will continue to use cash and expects its cash balance will continue to decline. However, Dycam also believes that its existing cash balances, interest payments due from SOV under the intercompany loan, payments due from FYI for deferred license fees, and cash flow from operations will be sufficient to meet its cash requirements through September 1997, after which time it may be required to raise capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. There is no assurance that additional sources of cash will be available.

   FYI.  FYI's cash and cash equivalents at December 31, 1995 were $1,400,000,
   ---
an increase of $1,334,000 from $66,000 at December 31, 1994. Accounts receivable increased $58,000 and inventories increased $35,000 due to sales which began in 1995. Prepaid expenses decreased $198,000 due to the utilization of prepaid costs including marketing materials used while introducing FYI to the marketplace. Accounts payable and accrued expenses increased $238,000 due to growth. Current portion of obligations under capital leases increased $121,000 due to the acquisition of additional equipment under lease. FYI's working capital (excluding intercompany balances) at December 31, 1995 was $1,129,000 compared to $168,000 at December 31, 1994. The current ratio was 3.6 to 1 at December 1995 compared to 2.0 to 1 at December 31, 1994. The increase in working capital was primarily the result of an increase in cash from a November 1995 financing transaction with International Digital Investors, L.P., discussed below, net of a decrease in cash to fund FYI's cash operating losses, net of changes in other current assets and current liabilities discussed above and advances to/from SOV.

   In April 1994, SOV acquired an 80% interest in FYI. The purchase price for this interest was $100,000 cash. In addition, SOV agreed to provide FYI with a credit line of $1,100,000 over the next 15 months. The total amount advanced by SOV to FYI during 1994 was $1,133,000. In November 1995, the total advances outstanding of $2,700,000 were contributed by SOV to FYI equity in conjunction with the IDI Agreement.

   As described above, in September 1995, SOV and FYI received bridge financing of $300,000 from MTC, pursuant to the Bridge Financing. Additional advances of $75,000 were made pursuant to the Bridge Financing in October 1995. In November 1995, SOV, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI"), entered into the 1995 Agreement. FYI received net proceeds of $2,307,000 from the $2,950,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction as amended in March 1996, up to $750,000 of the funds are available to SOV of which approximately $742,000 had been advanced to SOV as of August 31, 1996. As discussed above, the Company was not in compliance with certain of the Agreement's financial covenants at December 31, 1995, however, the Company has obtained waiver for these violations from IDI. In May 1996, SOV, FYI and IDI entered into the 1996 Agreement, providing additional financing up to $1,200,000. Additionally, from September 1996 through January 1997, IDI advanced $927,000 to SOV and FYI pursuant to a $977,000 Bridge Note due not later than May 1, 1997.

   FYI was in a development stage during 1994 and the first two months of 1995. Revenues commenced in March 1995 and were at a level consistent with the Company's expectations of revenues during FYI's start-up phase. FYI's revenues have continued to grow and contribute an increasing amount of cash to fund operations. FYI expects that working capital requirements through the closing of the FYI Sale, which is expected to occur on or about April 15, 1997, will continue to be funded through a combination of cash on hand, cash receipts from product sales and additional advances pursuant to the Hasco Loan. The Hasco Loan provides for funds to FYI up to $540,000 prior to the closing of the FYI Sale. As of February 28, 1997, $360,000 had been advanced to FYI pursuant to the Hasco Loan. Management believes that the Hasco Loan currently in place will be sufficient to allow for FYI to continue to meet its cash flow requirements through the planned closing of the FYI Sale. To the extent cash flow from operations is less than anticipated, or if amounts available under the Hasco Loan prove insufficient to cover the shortfalls, or if the FYI Sale is not consummated, FYI will be required to obtain additional financing, scale back its marketing activities to a level sustainable under such circumstances or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

   SSI.  At December 31, 1995, SSI had cash and short term investments on hand
   ---
of $1,000. During 1995, SSI relied primarily upon advances totaling $228,000 from SOV to finance its introduction and operations, although SSI had some limited cash receipts from the sale of franchises. SSI's working capital at December 31, 1995 was $(31,000). SSI's current ratio was .03 to 1 at December 31, 1995 compared to 2.8 to 1 at December 31, 1994.

   In 1995, SSI used cash in operations, primarily as a result of continued cash operating losses. SSI has not sold any franchises since January 1995. SSI no longer has any employees, and any corporate administrative matters are handled by SOV on behalf of SSI. In January 1996, the Company commenced the orderly termination of SSI's operations, and expects cash provided and used by SSI to comprise a minimal portion of the Company's cash flow in 1996 and subsequent periods.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             STYLES ON VIDEO, INC.

                                                                            Page
                                                                            ----

Reports of Independent Accountants                                            39

Consolidated Balance Sheets at December 31, 1995 and 1994                     41

Consolidated Statements of Operations for the Years Ended December 31,
   1995 and 1994                                                              42

Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1995 and 1994                                                 43

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1995 and 1994                                                              44

Notes to Consolidated Financial Statements                                    46


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Styles on Video, Inc.

We have audited the accompanying consolidated balance sheet of Styles on Video, Inc. and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Styles on Video, Inc. and subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations, has an accumulated deficit and is subject to certain contingencies that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                           CORBIN & WERTZ



Irvine, California
August 2, 1996, except as to Note 18
which is as of January 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Styles on Video, Inc.

We have audited the accompanying consolidated balance sheet of Styles on Video, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Dycam Inc., a 61%-owned subsidiary, which statements reflect total assets and revenues constituting 75% and 30%, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dycam Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Styles on Video, Inc. as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and is subject to certain contingencies that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COOPERS & LYBRAND L.L.P.

Los Angeles, California
August 28, 1995, except for Notes 2 and 17
which are dated March 12, 1996

                             STYLES ON VIDEO, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994

ASSETS                                                      1995            1994
                                                        -------------   ------------

Current assets:
  Cash and cash equivalents                             $  2,778,000    $ 4,361,000
  Accounts receivable, less allowance for
   doubtful accounts of $267,000 and
   $510,000 at December 31, 1995 and 1994,
   respectively                                              200,000        184,000
  Loans receivable from stockholders                               -        450,000
  Income taxes receivable                                    327,000      1,256,000
  Inventories                                                806,000      1,318,000
  Prepaid expenses and other current assets                  225,000        377,000
                                                        ------------    -----------
     Total current assets                                  4,336,000      7,946,000

Property and equipment, net                                  991,000        459,000
Long-term receivables, less allowance for
 doubtful accounts of $577,000 at December 31,
 1995 and 1994                                                 1,000         44,000
Goodwill, net of accumulated amortization
 of $527,000 and $249,000 at December 31,
 1995 and 1994, respectively                               5,027,000      5,305,000
Debt issuance costs, net of accumulated
 amortization of $13,000 in 1995                             279,000              -
Other assets                                                 107,000         49,000
                                                        ------------    -----------

     Total assets                                       $ 10,741,000    $13,803,000
                                                        ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  1,327,000    $ 1,192,000
  Accrued expenses                                           388,000        274,000
  Customer advances                                          868,000        868,000
  Advance from stockholder                                    48,000        200,000
  Current portion of notes payable and
   obligations under capital leases                          139,000         26,000
                                                        ------------    -----------
     Total current liabilities                             2,770,000      2,560,000

Notes payable                                              3,117,000        250,000
Obligations under capital leases                              89,000         68,000
Minority interests in consolidated subsidiaries            1,101,000      1,471,000
                                                        ------------    -----------

     Total liabilities                                     7,077,000      4,349,000
                                                        ------------    -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000
   shares authorized; 500 shares of Series A
   issued and outstanding at December 31, 1995;
   $50,000 liquidation preference                                  -              -
  Common stock, $.001 par value; 10,000,000 shares
   authorized; 4,505,000 shares issued and
   outstanding at December 31, 1995 and 1994                   4,000          4,000
  Additional paid-in capital                              16,187,000     16,137,000
  Accumulated deficit                                    (12,527,000)    (6,687,000)
                                                        ------------    -----------
     Total stockholders' equity                            3,664,000      9,454,000
                                                        ------------    -----------

                                                        $ 10,741,000    $13,803,000
                                                        ============    ===========

                       See independent auditors' report.
                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 For The Years Ended December 31, 1995 and 1994


                                                        1995            1994
                                                    ------------    -------------
Revenues:
  Systems and related software sales                 $ 2,854,000      $ 3,983,000
  Camera sales                                         1,634,000        1,140,000
  Photography sales                                      436,000                -
  Other revenues                                          43,000          583,000
                                                     -----------      -----------

     Total revenues                                    4,967,000        5,706,000
                                                     -----------      -----------

Cost of revenues:
  Cost of systems and software sold and leased         1,324,000        2,538,000
  Cost of camera sales                                 1,157,000          767,000
  Cost of photography sales                              268,000                -
  Other costs                                                  -           66,000
                                                     -----------      -----------

     Total cost of revenues                            2,749,000        3,371,000
                                                     -----------      -----------

Gross profit                                           2,218,000        2,335,000
                                                     -----------      -----------

Operating expenses:
  Selling, general and administrative                  7,365,000        8,158,000
  Research and development                               881,000          835,000
  Depreciation and amortization                          428,000          373,000
                                                     -----------      -----------

     Total operating expenses                          8,674,000        9,366,000
                                                     -----------      -----------

Loss from operations                                  (6,456,000)      (7,031,000)

Interest income                                          107,000          153,000
Interest expense                                         (99,000)          (1,000)
Other income (expense)                                    (8,000)           2,000
Minority interests in net losses of
 consolidated subsidiaries                               370,000          558,000
                                                     -----------      -----------

Loss before income taxes and extraordinary
 item                                                 (6,086,000)      (6,319,000)

Provision for income taxes                                 9,000            9,000
                                                     -----------      -----------

Loss before extraordinary item                        (6,095,000)      (6,328,000)

Forgiveness of debt, net of tax of $0                    255,000                -
                                                     -----------      -----------

Net loss                                             $(5,840,000)     $(6,328,000)
                                                     ===========      ===========

Net loss per common share                                $(1.30 )         $(1.52 )
                                                     ===========      ===========

Weighted average common shares outstanding             4,505,000        4,162,000
                                                     ===========      ===========


                       See independent auditors' report.
                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For The Years Ended December 31, 1995 and 1994


                                Series A Preferred Stock            Common Stock
                                ------------------------      ----------------------     Additional
                                  Number of                   Number of                    Paid-in       Accumulated   Stockholders'
                                   Shares       Par Value      Shares      Par Value       Capital         Deficit         Equity
                                -------------   ----------   ----------   -----------   -------------   -------------   ------------

Balance, January 1, 1994                    -   $        -   $3,195,000        $3,000     $ 5,373,000   $   (359,000)   $ 5,017,000

Exercise of warrants in
 exchange for note
 receivable from stockholder                -            -      135,000             -         648,000              -        648,000

Issuance of common stock in
 exchange for technology
 acquired                                   -            -       10,000             -         100,000              -        100,000

Exercise of stock options                   -            -      819,000         1,000       1,385,000              -      1,386,000

Issuance of common stock for
 acquisition of Dycam Inc.                  -            -      346,000             -       5,495,000              -      5,495,000

Net proceeds from issuance
 of stock of subsidiary, net
 of minority interest                       -            -            -             -       3,136,000              -      3,136,000

Net loss                                    -            -                          -               -     (6,328,000)    (6,328,000)
                                -------------   ----------                -----------     -----------   ------------    -----------

Balance, December 31, 1994                  -            -    4,505,000         4,000      16,137,000     (6,687,000)     9,454,000

Issuance of Series A
 preferred stock                          500            -            -             -          50,000              -         50,000

Net loss                                    -            -            -             -               -     (5,840,000)    (5,840,000)

                                -------------   ----------   ----------   -----------     -----------   ------------    -----------

Balance, December 31, 1995                500   $        -   $4,505,000        $4,000     $16,187,000   $(12,527,000)   $ 3,664,000
                                =============   ==========   ==========   ===========     ===========   ============    ===========





                       See independent auditors' report.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             STYLES ON VIDEO,INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1995 and 1994


                                                          1995           1994
                                                      ------------   ------------

Cash flows from operating activities:
  Net loss                                            $(5,840,000)   $(6,328,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                                          196,000        124,000
    Amortization                                          315,000        249,000
    Provision for bad debts                                17,000      1,165,000
    Settlement of stockholder lawsuit                           -        250,000
    Forgiveness of debt, net of tax                      (255,000)             -
    Discount on note receivable from
     stockholder                                                -        123,000
    Write-off of acquired technology                            -        100,000
    Minority interests in consolidated
     subsidiaries                                        (370,000)      (558,000)
    Loss on disposal of equipment                           8,000              -
    Changes in operating assets and liabilities:
      Accounts receivable                                 (33,000)        13,000
      Income taxes receivable                             929,000       (176,000)
      Other receivables                                         -        149,000
      Inventories                                         512,000       (487,000)
      Prepaid expenses and other current assets           152,000       (150,000)
      Long-term receivables and other assets              (39,000)         1,000
      Accounts payable and accrued expenses               504,000        927,000
      Customer advances                                         -        243,000
      Accrued interest on stockholder note                      -        (25,000)
                                                      -----------    -----------

  Net cash used in operating activities                (3,904,000)    (4,380,000)
                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                     (652,000)      (544,000)
  Minority interest investment in subsidiaries                  -         28,000
  Acquisition of business, net of cash
   acquired                                                     -        165,000
                                                      -----------    -----------

  Net cash used in investing activities                  (652,000)      (351,000)
                                                      -----------    -----------

Cash flows from financing activities:
  Net proceeds received from issuance of
   stock of subsidiary                                          -      5,137,000
  Proceeds received from common stock
   issuances upon exercise of stock
   options                                                      -      1,386,000
  Proceeds received from issuance of
   preferred stock                                         50,000              -
  Advance from stockholder                               (152,000)       200,000
  Repayment of loan receivable from
   stockholder                                            450,000        314,000
  Repayment of loan from stockholder                            -        (50,000)
  Proceeds received from issuance of
   note payable                                         2,950,000              -
  Debt issuance costs                                    (292,000)             -
  Payments on capital lease obligations                   (33,000)        (2,000)
                                                      -----------    -----------

  Net cash provided by financing activities             2,973,000      6,985,000
                                                      -----------    -----------

                       See independent auditors' report.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1995 and 1994



                                                            1995          1994
                                                        ------------   -----------

Net change in cash and cash equivalents                  (1,583,000)     2,254,000

Cash and cash equivalents, beginning of year              4,361,000      2,107,000
                                                        -----------     ----------

Cash and cash equivalents, end of year                  $ 2,778,000     $4,361,000
                                                        ===========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for -

    Income taxes                                        $     9,000     $  182,000
                                                        ===========     ==========

    Interest                                            $    56,000     $    1,000
                                                        ===========     ==========

                       See independent auditors' report.
                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For The Year Ended December 31, 1995


NOTE 1 - DESCRIPTION OF BUSINESS

Styles on Video, Inc. ("SOV") was originally incorporated as a California corporation in May 1992 as a wholly-owned subsidiary of New Image Industries, Inc. ("New Image") and in January 1993 was reincorporated as a Delaware corporation. On March 29, 1993, New Image distributed all of SOV's common stock held by it to its stockholders (the "Distribution") on the basis of one share of SOV's common stock for each five shares of New Image common stock held by a stockholder. Immediately following the Distribution, SOV effected a rights offering (the "Rights Offering") pursuant to which each stockholder received, for each share of SOV common stock held, the right to purchase one share of SOV common stock for $6.00 per share. Upon completion of the Distribution and the Rights Offering, SOV became a publicly owned company.

On February 7, 1994, SOV acquired all of the outstanding stock of Dycam Inc. ("Dycam") for 346,140 shares of common stock of SOV. SOV's ownership of Dycam was subsequently reduced to 61% as of December 31, 1994 (see Note 4). In April 1994, SOV purchased an 80% interest in Forever Yours, Inc. ("FYI") for $100,000 (see Note 4). SOV's ownership of FYI was subsequently increased to 100% as of May 1996 (see Note 18). Additionally, during the third quarter of 1994, SOV formed a wholly-owned franchising subsidiary, Styles Servicing, Inc. ("SSI"). However, SSI has not sold any franchises since January 1995, and its Uniform Franchising Offering Circular has not been updated.

SOV's original business primarily consisted of the sale of computer-based imaging systems ("Systems") designed to show customers what they look like "wearing" various hairstyles. In addition to its hairstyle imaging systems, SOV marketed various ancillary products, including blank video tapes, promotional materials, and access discs which are necessary for the operation of certain Systems. The Company's management does not believe that there is a sufficient market for these products at their current price points to justify expenditures on their continued promotion, manufacture or distribution. Consequently, in January 1996 the Company began a complete wind-down of SOV's hairstyle and beauty imaging business. During the wind-down period, the Company intends to sell only those ancillary products which are currently part of its inventory and does not intend to develop, market or sell existing or new SOV hairstyle and beauty imaging systems.

Dycam designs and develops digital cameras and associated hardware and software products primarily for use with personal computers. Dycam also performs engineering and consulting services for FYI and for unrelated third parties.

FYI is a newborn baby photography business that was incorporated in April 1994. FYI's primary products are digital newborn photographic portraits of newborns which are taken while the newborns are still in the hospital nursery. The photographs can be enhanced using image editing software. Sales at FYI commenced in the first quarter of 1995. In January 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco International, Inc. ("Hasco") (see Note 18). The sale is expected to close in April 1997, subject to the approval of SOV's stockholders and other customary conditions. The operating results of FYI have been shown in continuing operations for purposes of these consolidated financial statements because FYI was part of the consolidated business for all of 1996.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995

NOTE 2 - LIQUIDITY AND MANAGEMENT'S PLANS

SOV's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1995, SOV experienced cash liquidity shortfalls resulting from operating deficiencies at SOV's level and from the development and expansion of the business operated by SOV's majority-owned subsidiary, FYI, which were funded primarily through the IDI financing of $3,000,000 in November 1995 as described in Note 11. These proceeds were primarily used to fund the operating requirements of SOV and FYI, to reduce accounts payable of SOV, and to further the growth of the FYI business.

The continued existence of SOV and its subsidiaries (collectively the "Company") is dependent upon its ability to (a) achieve its 1996/1997 operating plan, (b) obtain sufficient additional financing and (c) successfully resolve certain contingencies (see Note 17). Management began the first half of fiscal year 1996 with the following positive events to assist the Company in the achievement of this plan:

A. In January 1996, the Company decided to terminate its beauty imaging and franchising systems operations and to significantly reduce the majority of corporate overhead at the SOV level. The Company will continue to sell its beauty imaging ancillary products for the foreseeable future.

B. FYI and Dycam each reported increased revenues in 1996. FYI achieved a steady growth in revenues during 1996.

C. In May 1996, the Company entered into a financing agreement with IDI for additional financing of $1,250,000 (see Note 18).

From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note (see Note 18).

Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. In January 1997, FYI borrowed $180,000 from Hasco pursuant to the Loan Agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing (see Note 18). The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. IDI has a first priority security interest in all remaining assets of the Company, including the remaining net proceeds from the FYI sale, except for the second priority position it holds on the shares of Dycam common stock owned by the Company, as to which Dycam has a first priority security interest.

The Company's current liabilities exceeded its current assets as of January 31, 1997. In order for the Company to continue its operations after the FYI sale, it will be required to obtain additional financing from IDI or other sources, or IDI will need to consent to postpone the repayments due from the Company and FYI on all or part of the Company's and FYI's notes payable to IDI. Neither IDI nor any other sources have indicated a willingness to loan additional funds to the Company. Additionally, IDI has not indicated an intention to consent to the postponement of the repayment it is entitled to on the notes payable to IDI from the Company and FYI.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 2 - LIQUIDITY AND MANAGEMENT'S PLANS, continued

dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to achieve profitable operations.

The Company has defaulted on its notes payable to IDI (see Notes 12 and 18), and has historically received waivers for such defaults. There can be no assurance that the Company will receive future waivers, if needed, from IDI. If future defaults occur, and waivers are not obtained, the notes payable could become immediately due, SOV's and/or FYI's assets could be taken in satisfaction of the amounts due pursuant to the IDI financing, and, if no excess remains, funds might not be available to meet SOV's obligations, including, without limitation, the repayment of the $1,000,000 note owed to Dycam.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Minority Interests
------------------------------------

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. The minority interests represent the 39% separate public ownership of Dycam and the 20% ownership of FYI by its President through May 1996, at which time FYI became a wholly-owned subsidiary.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could materially differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, long-term debt and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1995.

Cash and Cash Equivalents
-------------------------

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and U.S. government and other short-term securities with remaining maturities of three months or less when purchased to be cash and cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories for SOV consist of mostly purchased finished components. Inventories for Dycam consist of cameras and camera components, image editing software and camera accessories.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment
----------------------

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses from retirements and dispositions are credited or charged to income. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the respective assets or terms of the related leases. The useful lives and lease terms range from three to ten years.

Goodwill
--------

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired resulting from the Dycam acquisition, is amortized on a straight-line basis over the expected periods to be benefitted. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill has been amortized in 1995 and 1994 on a straight-line basis over the expected twenty-year life. During 1995 and 1994, Dycam recorded $278,000 and $249,000 of amortization expense, respectively. At December 31, 1995 and 1994, management of Dycam determined that there was no impairment of goodwill.

Capitalized Software Development Costs
--------------------------------------

The Company capitalizes costs incurred for the development of certain computer software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires external factors, including, but not limited to, technological feasibility and obsolescence, anticipated future gross revenues, estimated economic life, changes in software and hardware technology, and patent and trademark law and litigation.

Amortization of capitalized computer software costs is provided for on a product-by-product basis at the greater of the amount computed using a ratio of current gross revenues for a product to the total of current anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years (SOV) or five years (Dycam) is assigned to capitalized computer software development costs. During the years ended December 31, 1995 and 1994, no software development costs were capitalized or amortized.

Debt Issuance Costs
-------------------

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Sale of Subsidiary Stock
------------------------

The Company accounts for a change in its proportionate share of a subsidiary's equity resulting from the issuance by the subsidiary of its stock as an equity transaction in the consolidated financial statements.

Revenue Recognition
-------------------

The Company recognizes revenue from System and software sales at the time of shipment in accordance with the requirements of AICPA Statement of Position 91-1 on Software Revenue Recognition. The Company has no obligation to customers after delivery of its Systems except for warranty related work described below. Any follow-up work performed is billed when the services are performed, and the related revenue is recognized upon completion of services.

The Company has exclusive licensing agreements covering the Styles on Video automated software with numerous international distributors. In general, a licensee signs an agreement to purchase a minimum number of software packages at a specified price and is concurrently granted an exclusive right to operate the Systems and offer Styles on Video services in their territory. Continuing exclusivity is dependent on meeting subsequent yearly sales quotas. Failure to meet or exceed the established yearly quotas for sales can result in the license being revoked. Revenue is recognized upon shipment of the software packages.

Revenues from camera sales and sales of portraits of newborns are recognized upon shipment of products. Contract engineering fees are recognized when the service is performed. License fee revenues are recognized when earned.

Revenue from the franchising of Systems is recorded using the installment method. The franchise fee is based on the population of a given area, and exclusivity is maintained by selling a minimum number of franchises each year.
A small cash down payment is required and the balance of the franchise fee is financed by the Company. Payment on the unsecured franchise notes receivable is only required to be made from a percentage of the commissions earned by franchisees for the sale of Styles on Video franchises, equipment or supplies. As a result of the limited operating history of the franchisees, their inability to sell the minimum number of franchises, and their current inability to sell franchises, only the cash down payment and percentage of commissions received are reflected as revenues in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company has stopped selling Systems effective January 1996 and intends to be out of the hospital newborn baby photography business in April 1997, subject to the closing of the FYI Sale (see Note 18). Accordingly, future revenues will be those generated primarily from Dycam.

Warranty Expense
----------------

The Company generally warrants its Systems for up to one year. A provision for estimated future costs related to warranty and training is recorded when Systems are shipped. The provision in these consolidated financial statements is not significant; however, management believes that it is adequate for anticipated future costs.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Advertising
-----------

The Company reports the costs of all advertising as expense in the period in which those costs are incurred. Advertising expense was $262,000 and $588,000 for the years ended December 31, 1995 and 1994, respectively.

Income Taxes
------------

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. SFAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary to reduce deferred tax assets to the amount expected to be realized.

Loss Per Common Share
---------------------

Net loss per common share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding. Common stock equivalents consist of options and warrants outstanding. No common stock equivalents were included in the computation of net loss per common share for 1995 and 1994 as they would have decreased the loss per share.

Reclassifications
-----------------

Certain 1994 amounts were reclassified to conform to the 1995 presentation.

NOTE 4 - ACQUISITIONS

Dycam Inc.
----------

On February 7, 1994, the Company acquired all of the outstanding shares of Dycam in exchange for 346,140 shares of the Company's common stock valued at $5,495,000, plus acquisition costs of $108,000. The acquisition was accounted for using the purchase method, and the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The cost in excess of net assets acquired of $5,554,000 was allocated to goodwill. In accordance with Staff Accounting Bulletin No. 54, the financial statements of Dycam as of the acquisition date were adjusted to "push-down" the Company's cost of acquiring the common stock of Dycam.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 4 - ACQUISITIONS, continued

Additionally, in connection with the above acquisition, Dycam issued 142,742 shares of common stock, totaling $137,000, in connection with the exercise of options by employees (at exercise prices ranging from $.80 to $2.01) and 114,532 shares of common stock to two unrelated parties as fees in connection with the acquisition.

In April 1994, Dycam declared a dividend distribution consisting of the right to purchase 1,000,000 shares of its common stock at $6.00 per share. The Company distributed to its stockholders one right for each five shares of SOV common stock held of record as of May 27, 1994. The rights offering closed on July 12, 1994, and Dycam's common stock began trading on July 18, 1994. The Company retained an approximate 66% majority interest in Dycam, which was reduced to approximately 61% by December 31, 1994 as a result of the issuance by Dycam of 204,169 shares of its common stock upon the exercise of stock options at $6 per share (consisting of $25,000 cash and the settlement of a related put obligation in the amount of $1,199,832). At December 31, 1995, the Company held 1,916,667 shares of Dycam's 3,120,836 shares of common stock then outstanding. Dycam has issued options for 502,079 shares of its common stock, of which 271,079 were exercisable at December 31, 1995. Had the options for the remaining 502,079 shares been exercised in 1995 (average exercise price of $3.91), the Company's equity interest in Dycam would have been reduced from 61% to 53%. The net proceeds of the rights offering of $4,976,000 (net of offering costs and underwriting fees and expenses) were retained by Dycam.

The pro forma results of the Dycam acquisition for 1994 would be approximately the same as the 1994 actual results, since the acquisition was made near the beginning of fiscal 1994.

Forever Yours, Inc.
-------------------

In April 1994, the Company purchased an 80% interest in FYI for $100,000. The 20% minority interest in FYI was held by the President of FYI until May 1996, at which time FYI became a wholly-owned subsidiary of SOV (see Note 18). FYI was in the development stage until the first quarter of fiscal 1995, at which time revenues from product sales commenced.

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalents with high credit quality financial institutions. At times such investments in any one institution may exceed the federally insured limit of $100,000.

Concentration of credit risk with respect to accounts receivable is generally limited due to the diversity of the Company's customer base. The Company provides credit, in the normal course of business, to individuals and corporations who purchase digital cameras and related products. Sales of hairstyle beauty systems and related products and newborn portraits are generally made on a credit card or C.O.D. basis. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally does not obtain collateral to secure its receivables.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 6 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

During 1995, the Company wrote-off $243,000 of accounts receivable as uncollectible.

In 1995 and 1994, the Company entered into capital lease obligations of $84,000 and $96,000, respectively to acquire equipment.

In 1995, certain vendors forgave approximately $255,000 of accounts payable owed to them, which has been reflected as an extraordinary item in the accompanying statement of operations, net of tax of $0.

In 1994, the Company acquired Dycam in exchange for shares of the Company's common stock (see Note 4). Additionally, the Company issued shares of its common stock upon the exercise of warrants in exchange for a note receivable for $648,000 (see Note 15). The Company also entered into capital lease obligations of $96,000 to acquire equipment and issued 10,000 shares of the Company's common stock to acquire technology valued at $100,000, which was subsequently written off as of December 31, 1994.

NOTE 7 - INVENTORIES
--------------------

The components of inventory at December 31 are as follows:

                                                                             1995           1994
                                                                          -----------   ------------

     Raw materials                                                        $  579,000     $  459,000
     Work-in-process                                                         145,000        129,000
     Finished goods                                                           82,000        730,000
                                                                          ----------     ----------

                                                                          $  806,000     $1,318,000
                                                                          ==========     ==========


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31 is comprised of the following:

                                                                                1995           1994
                                                                          ----------     ----------

     Machinery and equipment                                              $  884,000     $  466,000
     Office equipment and furniture                                          317,000        130,000
     Leasehold improvements                                                   93,000              -
                                                                          ----------     ----------
                                                                           1,294,000        596,000

     Less accumulated deprecation
      and amortization                                                      (303,000)      (137,000)
                                                                          ----------     ----------

                                                                          $  991,000     $  459,000
                                                                          ==========     ==========

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995



NOTE 9 - LONG-TERM RECEIVABLES

Long-term receivables at December 31, 1995 and 1994 include $450,000 due from a corporation organized under the laws of Belgium, due October 1996, bearing interest at 10% payable monthly, and collateralized by equipment and software. The entire $450,000 is reserved at December 31, 1995 and 1994.

NOTE 10 - INCOME TAXES

The provision for income taxes for the years ended December 31 consists of the following:

                1995      1994
               -------   -------
Current:
  Federal       $    -    $    -
  State          9,000     9,000
                ------   -------

                $9,000    $9,000
                ======   =======

The Company has recorded income taxes receivable relating to the restatement of its 1993 financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are presented below:

                                                   1995           1994
                                               ------------   ------------
Deferred tax assets:
  Accounts receivable, principally
   due to allowance for doubtful accounts      $   339,000    $   524,000
  Inventory                                         37,000        154,000
  Net operating loss carryforwards               7,359,000      4,695,000
  Tax credit carryforwards                          70,000         40,000
  Litigation settlement                                  -        108,000
  Other                                             22,000         49,000
                                               -----------    -----------
     Total gross deferred tax assets             7,827,000      5,570,000

  Less valuation allowance                      (7,787,000)    (5,570,000)
                                               -----------    -----------
     Net deferred tax assets                        40,000              -

Deferred tax liability -
  Depreciation                                     (40,000)             -
                                               -----------    -----------

     Net deferred tax liability                $         -    $         -
                                               ===========    ===========


During 1995 and 1994, the deferred tax assets valuation allowance increased $2,217,000 and $5,179,000, respectively, due primarily to the increase in the net operating loss carryforwards, which will be realized only if the Company generates net taxable income in future years.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 10 - INCOME TAXES, continued

The differences between total income tax expense and the income tax benefit computed by applying the U.S. Federal income tax rate of 34 percent to loss before income taxes and extraordinary item from operations are as follows:

                                           1995           1994
                                       ------------   ------------

Computed "expected" tax benefit        $(2,069,000)   $(2,148,000)
Change in valuation allowance for
 deferred tax assets                     1,962,000      2,060,000
State taxes, net of benefit                  6,000          6,000
Goodwill                                   103,000         85,000
Other                                        7,000          6,000
                                       -----------    -----------

                                       $     9,000    $     9,000
                                       ===========    ===========

At December 31, 1995, the Company had net operating loss carryforwards for Federal and California franchise tax purposes totaling $19,875,000 and $9,800,000, respectively, which begin expiring in the years 2008 and 1998, respectively. Included in the Federal and California net operating loss carryforwards is $6,056,000 and $3,028,000, respectively, resulting from the deduction for tax purposes of compensation expense relating to the exercise during 1994 of nonqualified stock options. Upon realization, the related tax benefit will be added to additional paid-in capital and will not impact the Company's future earnings.

In general, Section 382 of the Internal Revenue Code includes provisions which may limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three-year period. Such limitations can result in limitations on the parties' use of net operating loss carryforwards.


NOTE 11 - FINANCING AGREEMENT

In November 1995, the Company executed a Financing Agreement with International Digital Investors, L.P. ("IDI"), a Delaware limited partnership. The Financing Agreement was amended in March and May 1996 and in January 1997. Pursuant to the terms of the Financing Agreement, as amended (the "1995 Agreement"):

A. SOV and FYI co-issued $2,950,000 of 10% notes due June 30, 1998 (the "1995 Notes"). Interest on the 1995 Notes is payable monthly, and quarterly principal payments of $500,000 commence no later than May 1, 1997. Payment of unpaid interest accruing on the outstanding 1995 Notes is deferred to not later than May 1, 1997 if operating cash flows are not positive. The 1995 Notes are redeemable, in whole or in part, by SOV and FYI prior to maturity without penalty. They are subject to mandatory redemption, at par, under certain conditions specified in the 1995 Agreement, which include net cash proceeds from the issuance of equity and the sale or other disposition of certain assets. The 1995 Note holders have the option to put the Senior Notes, at par, in the event of a sale, merger, change of control or public offering involving SOV or FYI.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 11 - FINANCING AGREEMENT, continued

     Substantially all assets of SOV and FYI are pledged as collateral on the 1995 Notes, except for the 1,916,667 shares of Dycam common stock owned by SOV which collateralize the $1,000,000 note payable to Dycam, and FYI's hospital contracts and proceeds thereof which collateralize the Hasco Loan (see Note 18). The 1995 Notes make SOV and FYI subject to restrictive covenants, including the incurrence of additional indebtedness, maintenance of net worth and other financial covenants, and limitations on capital expenditures, investments, transactions with affiliates, and consolidation, merger and sales of assets. At December 31, 1996 and 1995, the Company was in default of certain restrictive covenants, which defaults have been waived by the 1995 Note holders. Compliance with the terms of the Agreement is determined as of the end of each calendar quarter. Should the Company be in violation of any of the covenants at a future date, waiver of such violation is at the sole discretion of the 1995 Note holders. If future defaults occur, waivers are not obtained, SOV's and/or FYI's assets are taken in satisfaction of the amounts due pursuant to the IDI financing, and no excess remains, funds might not be available to meet SOV's obligations, including, without limitation, the repayment of the $1,000,000 note owed to Dycam.

B. The Company issued 500 shares 10% Senior Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $100 per share, for total consideration of $50,000. Dividends are payable quarterly and will accrue whether or not declared by the Board of Directors. The liquidation preference is $50,000 plus accrued dividends. The Series A Preferred Stock is convertible at any time, in whole or in part, at the option of the holder into shares of the Company's common stock, at a per share conversion price equal to the higher of the current market or book value of the common stock at the date of conversion. As long as the common stock warrants (see
     C. below) remain unexercised, the Series A Preferred Stock, voting as a class, is entitled to elect four of the Company's seven directors. In the event of a change of control, as defined in the 1995 Agreement, the Company must offer to purchase all outstanding Series A Preferred Stock at a price equal to the liquidation preference thereof at that time, and pay all unpaid accrued dividends.

C. The Company was required to issue common stock purchase warrants which entitle IDI to purchase 3,914,882 shares of the Company's common stock equivalent to 40% of the fully diluted common shares outstanding on the date of the Agreement (the "1995 Warrants"). The exercise price was $1.12 per warrant, which management believes represented the fair market value at the date of issuance. Such warrants were repriced in May 1996 to $.075 per warrant in conjunction with the 1996 Agreement (see Note 18). The warrants may be exercised at any time at the option of the holder prior to expiration ten years from the date of issuance. On January 15, 1997, the Company issued 4,347,427 shares of its common stock to IDI in exchange for all of the 1995 Warrants and a portion of the warrants issued to IDI in connection with the May 1996 financing (see Note 18).

Use of the funds under the 1995 Agreement was limited to the repayment of bridge financing obtained in 1995 and related accrued interest, transaction costs and furtherance of the Company's business plans, specifically the expansion of FYI's business (see Note 18).

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 12 - LONG-TERM DEBT

Long-term debt at December 31, 1995 consists of the long-term portions of a $2,950,000 10% 1995 Note payable to IDI (see Note 11) and a $250,000 9% note payable issued in connection with the settlement of the stockholder class action and derivative lawsuits (see Note 17).

In May 1996, IDI agreed to loan to SOV and FYI up to $1,200,000 (the "1996 Notes") (see Note 18). As of August 15, 1996, $1,020,000 was borrowed under the 1996 Notes, of which $870,000 was repaid with funds received from the settlement of a lawsuit against the Company's former independent accountants. As of January 31, 1997, the amount outstanding under the 1996 Notes was $29,000 (see
Note 18).

Principal payments required on long-term debt (other than capital leases), including the 1996 Notes, for each of the next three years ending December 31 are as follows:

          1996       $   83,000
          1997        2,257,000
          1998        1,010,000
                     ----------

                     $3,350,000
                     ==========

The Company leases certain equipment under noncancelable capital leases. Subsequent to December 31, 1995, the Company entered into one new noncancelable capital lease for additional equipment with net future minimum lease payments of $47,000 over the next five years. Future minimum lease payments under these leases, including the one new capital lease, for each of the next five years ending December 31 are as follows:

          1996                                       $ 98,000
          1997                                         99,000
          1998                                         47,000
          1999                                          5,000
                                                     --------
                Total                                 249,000

          Less amounting representing interest        (57,000)
                                                     --------

          Net minimum lease payments                 $192,000
                                                     ========

NOTE 13 - STOCKHOLDERS' EQUITY

On February 7, 1994, the Company completed the acquisition of Dycam by issuing 346,140 shares of the Company's common stock having a value of approximately $5,495,000. Acquisition costs, including attorney fees and other related expenses, totaled $108,000.

In October 1994, the Company issued 10,000 shares of its common stock to another corporation for $100,000 in exchange for the U.S. retail distribution rights to the Starmaker product. The rights were terminated in 1995 in accordance with a letter agreement whereby the Company paid $25,000 and the other corporation also retained the 10,000 shares.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 13 - STOCKHOLDERS' EQUITY, continued

In March 1993, the Company sold to the underwriter in its public offering warrants at a price of $.001 each to purchase 135,000 shares of common stock at a price of $4.80 per share. These warrants were exercised during 1994 (see Note
14).


NOTE 14 - STOCK INCENTIVE PLANS

In January 1993, the Company adopted a stock incentive plan (the "1992 Plan") which provides for the granting of (i) incentive stock options to employees,
(ii) stock purchase rights to employees, or (iii) nonqualified stock options to employees, officers and, under certain circumstances, directors. The Company has reserved 450,000 shares of common stock for issuance under this plan. Options granted under the 1992 Plan may be granted at prices not less than 100% of the then fair market value of the common stock and expire not more than five years from the date of grant.

In January 1993, the Company adopted a stock option plan for directors (the "Directors' Plan") of the Company. The Company has reserved 150,000 shares of common stock under the Directors' Plan. Options granted under the Directors Plan may be granted at prices not less than 100% of the then fair market value of the common stock and expire not more than ten years from the date of grant.

In June 1993, the Company adopted a stock incentive plan (the "1994 Plan") pursuant to which there are 450,000 shares of common stock reserved. The 1994 Plan is substantially identical in terms to the 1992 Plan. Options granted under the 1994 Plan may be granted at prices not less than 85% of the then fair market value of the common stock and expire not more than ten years from the date of grant.

Option activity for the years ended December 31, 1995 and 1994 was as follows:

                              1992       1994     Directors'                  Total        Exercise
                              Plan       Plan        Plan         Other      Options        Price
                            --------   --------   -----------   ---------   ----------   ------------

Options outstanding at
 January 1, 1994            441,541     30,000        37,236     730,344    1,239,121    $ .075-$8.67

Options granted                   -    232,000        44,824     100,000      376,824    $.075-$11.00

Options exercised           (61,000)   (15,000)      (12,412)   (730,344)    (818,756)   $  .24-$8.67

Options canceled or
 surrendered                (17,300)         -             -           -      (17,300)   $       4.00
                            -------    -------       -------    --------    ---------
Options outstanding at
 January 1, 1995            363,241    247,000        69,648     100,000      779,889    $.075-$11.00
Options granted                   -    180,000             -           -      180,000    $.075-$ 1.12

Options exercised                 -          -             -           -            -               -

Options canceled or
surrendered                 (24,750)         -       (69,648)  (100,000)     (194,398)   $2.94-$11.00
                            -------    -------       -------   --------      --------

Options outstanding at
December 31, 1995           338,491    427,000             -           -      765,491    $.075-$ 9.88
                            =======    =======       =======    ========      =======

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995



NOTE 14 - STOCK INCENTIVE PLANS, continued

Certain shares were repriced to $3.00 in 1995 and $.075 in May of 1996 (see Note
18). The above table reflects both repricings.Options exercisable at December 31, 1995 were 460,000 at prices ranging from $.075 to $9.88.

Options available for grant were 150,000 shares at December 31, 1995.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 will be effective for the Company's 1996 financial statements.

NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 1994, the Company was owed $450,000 on an original $648,000 note, including accrued interest, by a Company affiliated with a former SOV board member, who was the underwriter for the Company, for the exercise of warrants issued pursuant to the initial public offering of the Company. The note bore interest of 6% per annum, was collateralized by 62,000 shares of SOV common stock held by the underwriter, and was due March 31, 1995. This note, net of discount of $123,000, was repaid in April 1995.

In December 1994, the Company received a $200,000 advance from its former Chief Executive Officer. Of this amount, $48,000 was outstanding as of December 31, 1995. In July 1996, in connection with the settlement of the Stockholder Class Action and Derivative Lawsuits (see Note 17), the Company was released from obligation of the outstanding balance.

At January 1, 1994, a stockholder owed the Company $214,000. The loan was extended on a non-interest, uncollateralized basis, principally to purchase common stock of the Company. This stockholder repaid this loan on April 14, 1994.

In May 1995, the Board granted 50,000 options each to the Company's Chief Financial Officer and Acting Chief Operating Officer at an original exercise price of $3.00 (subsequently repriced to $.075). The options vested 25% immediately and 2% per month thereafter.

In October 1995, the Board approved the grant of 40,000 fully vested options each to two directors, who subsequently resigned from the Company's Board of Directors in November 1995, at an exercise price of $1.12.

In November 1995, total intercompany advances outstanding of $2,700,000 were contributed by SOV to FYI equity in conjunction with the Financing Agreement (see Note 11).

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995



NOTE 16 - 401(k) PLAN

The Company, Dycam and FYI have 401(k) plans for their employees which went into effect August 1, 1994. All individuals already employed on that date were considered eligible for the plans. Individuals employed subsequent to that date are eligible upon completing two months of service. In accordance with the terms of the plans, employees may contribute up to 15% of their pretax earnings to the plans. The Company may make a discretionary contribution of up to 6% of the employee's pretax earnings. The Company's contributions for the years ended December 31, 1995 and 1994 for all plans were $51,000 and $24,000, respectively. On April 1, 1995, the Company's plan was amended whereby employees are eligible to participate upon completing six months of service.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Facilities Leases
-----------------

During 1994, the Company leased its office facilities under operating leases that expired in 1995. During 1995, the Company entered into new operating leases for its new facilities that expire through 2000.

The minimum annual future rental commitments for the next five years and thereafter are as follows:

       Years Ended
       December 31,
       ------------
          1996              $198,000
          1997               207,000
          1998               110,000
          1999               101,000
          2000                42,000
                            --------

                            $658,000
                            ========

Rent expense for the years ended December 31, 1995 and 1994 was $225,000 and $159,000, respectively.

Employment Agreements
---------------------

Dycam has employment agreements with four key employees for three-year terms which expire in February 1997. The agreements call for annual compensation to be paid to these four employees aggregating $378,000 a year for each of the three years.

In April 1994, FYI entered into an employment agreement with its then-Chief Executive Officer which covered a three-year term expiring on April 5, 1997 for which the annual compensation to be paid was $180,000, $225,000 and $260,000, respectively. The agreement was canceled in May 1996 and FYI entered into a new employment agreement with its then-Chief Executive Officer which covers a two-year term expiring in May 1998 for which the base annual compensation to be paid is $100,000. If certain cash flow conditions were met, compensation increased
to $175,000 per annum.   If he were terminated without cause, he would be
entitled to receive a lump-sum payment equal to the aggregate salary due to

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 17 - COMMITMENTS AND CONTINGENCIES, continued

him for the then remaining term of the agreement and immediate vesting of any unvested options and warrants (see Note 18).

Stockholder Class Action and Derivative Lawsuits
------------------------------------------------

The Company entered into a settlement of a class action lawsuit which was filed against the Company and certain of its officers and directors in December 1994, as well as a stockholders' derivative lawsuit which named the directors and certain of the officers of the Company. Pursuant to the terms of the final settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock and agreed to issue a 9% promissory note in the principal amount of $250,000, payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997. The exercise price of the warrants is $.075 per warrant share. The warrants have a five-year life and are redeemable by the Company at any time for $5 per warrant. The Company does not have sufficient authorized share capital to reserve for 1,000,000 of the 1,750,000 warrants it intends to issue to the plaintiff class. The Company is seeking stockholder approval of a reverse stock split in April 1997 in order to have a sufficient number of shares available for issuance.
Also as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the derivative case, the former Chairman and Chief Executive Officer of the Company, agreed to the surrender of 250,000 shares of the Company's common stock held by him and to the cancellation of options for 150,000 shares of the Company's common stock held by him. The surrendered shares are to be distributed to the class plaintiffs and the options have been canceled. The settlement received final approval by the District Court in July 1996.

Durian Lawsuit
--------------

On October 20, 1995, Durian Technologies, Inc. and Durian Finance (collectively, "Durian") filed a complaint against SOV for breach of contract, fraud and negligent representation in connection with financing arrangements with Durian for the benefit of SOV and seeks an accounting and declaratory relief. Durian also seeks an unspecified amount of damages. SOV responded to the complaint in January 1996. In late 1996, the parties agreed to a conditional settlement of this action, under the terms of which the action was dismissed without prejudice and the plaintiffs received an option to obtain the Company's interest in the "Try Us On System." The parties continue to discuss this matter.

Other Legal Matters
-------------------

The Company is also a party to other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's consolidated financial condition.

Note Payable to Dycam
---------------------

In December 1994, Dycam made a loan of $500,000 to the Company. In January 1995, the note was increased to $1,000,000. The note is collateralized by the 1,916,667 shares of Dycam common stock owned by the Company. The note, which was originally due on September 1, 1995, was extended in 1995 to December 1998, and the annual interest rate was fixed at 10%. All other provisions of the note remained substantially the same.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


At December 31, 1995, Dycam's cash and cash equivalents were $1,374,000. Except for the advances described above, Dycam is not obligated to transfer any cash to the Company and its other subsidiaries, and the management of Dycam has expressed its intent to utilize its liquid assets solely to fund the future operations of Dycam.

NOTE 18 - SUBSEQUENT EVENTS

Additional Financing Agreement
------------------------------

In May 1996, the Company executed a series of agreements which included an Additional Financing Agreement (the "1996 Agreement") with IDI. The 1996 Agreement was amended in January 1997. Pursuant to the terms of the 1996 Agreement, as amended:

A. SOV and FYI co-issued and are entitled to borrow up to $1,200,000 pursuant to 10% notes due June 30, 1998 (the "1996 Notes"). The loans are to be funded in varying increments between May and September 1996, contingent upon SOV and FYI reaching certain specified performance goals. Interest on the 1996 Notes is payable monthly, however, may be deferred through up to May 1, 1997 provided operating cash flows, as defined, is not positive. Equal quarterly principal payments of one-fifth of the outstanding principal amount of the 1996 Notes as of June 30, 1997 commence June 30, 1997. The 1996 Notes are redeemable, in whole or in part, by SOV and FYI prior to maturity without penalty. They are subject to mandatory redemption, at par, under certain conditions specified in the 1996 Agreement, which include net cash proceeds from the issuance of equity and the sale or other disposition of certain assets. The 1996 Note holders have the option to put the 1996 Notes, at par, in the event of a sale, merger, change of control or public offering involving SOV or FYI. Substantially all assets of SOV and FYI are pledged as collateral on the 1996 Notes and 1995 Notes (see Note 11), except for the 1,916,667 shares of Dycam common stock owned by SOV which collateralize the $1,000,000 note payable to Dycam, and FYI's hospital contracts and proceeds thereof which collateralize the Hasco Loan. The 1996 Notes are subject to restrictive covenants, including the incurrence of additional indebtedness, maintenance of net worth and other financial covenants, and limitations on capital expenditures, investments, transactions with affiliates, and consolidation, merger and sales of assets. At December 31, 1996, the Company was in default of certain restrictive covenants, which defaults have been waived by the 1996 Note holders. Compliance with the terms of the 1996 Agreement is determined as of the end of each calendar quarter. Should the Company be in violation of any of the covenants at a future date, waiver of such violation is at the sole discretion of the 1996 Note holders. If future defaults occur, waivers are not obtained, SOV's and/or FYI's assets are taken in satisfaction of the amounts due pursuant to the IDI financing, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of the $1,000,000 note owed to Dycam.

B. The Company issued 500 shares of 10% Senior Series B Convertible Preferred Stock (the "Series B Preferred Stock") at $100 per share, for total consideration of $50,000. Dividends are payable quarterly and will accrue whether or not declared by the Board of Directors. The liquidation preference is $50,000 plus accrued dividends. The Series B Preferred Stock is convertible at any time after October 31, 1996 (earlier if certain conditions are met), in whole or in part, at the option of the holder into shares of the Company's common stock, at a beginning per share

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 18 - SUBSEQUENT EVENTS, continued

     conversion price equal to $.075 subject to adjustments as defined in the preferred stock certificate. In the event of a change of control, as defined in the Additional Agreement, the Company must offer to purchase all outstanding Series B Preferred Stock at a price equal to the liquidation preference thereof at that time, and pay all unpaid accrued dividends.

C. The Company is required to issue 53,286,228 common stock purchase warrants (the "1996 Warrants") which together with the warrants issued in connection with the 1995 Agreement and the Series A Preferred Stock and Series B Preferred Stock entitle IDI to purchase shares of the Company's common stock equivalent to 75% of the fully diluted common shares outstanding on the date of the 1996 Agreement. The exercise price is $.075 per warrant, which management believes represents the fair market value at the date of issuance. The warrants may be exercised at any time after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997 at the option of the holder prior to expiration ten years from the date of issuance. On January 15, 1997, the Company issued 4,347,427 shares of its common stock to IDI in exchange for all of the 1995 Warrants and a portion of the 1996 Warrants exercisable for 1,867,029 shares of the Company's common stock. After the share exchange, IDI remains the holder of 1996 Warrants exercisable for 51,419,199 shares of the Company's common stock.

D. The minority shareholder of FYI, who was also the President of FYI until his resignation in December 1996, surrendered all of the shares of common stock of FYI held by him, in exchange for a warrant certificate issued by SOV, evidencing warrants to purchase 7,747,449 shares of SOV's common stock. The shares of FYI previously owned by him were canceled. As a result of the transaction, FYI is now a wholly-owned subsidiary of the Company. The exercise price is $.075 per warrant, which management believes represents the fair market value at the date of issuance. The warrants vest 25% May 1996, 25% November 1996, 25% May 1997 and 25% May 1998. Vested warrants may be exercised after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997 and prior to their expiration in November 2005.

E. The Company issued warrants to purchase 80,000 shares of SOV's common stock to one of its directors in connection with the 1996 Agreement. The exercise price is $.075 per warrant, which management believes represents the fair market value at the date of issuance. The warrants vest 40,000 in May 1996 and 40,000 in April 1997. Vested warrants may be exercised after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997 and prior to their expiration in November 2005. The Company has granted the warrant holder certain registration rights related to these warrants.

F. The Company entered into a consulting agreement (the "Consulting Agreement") with an individual who later became its Chief Executive Officer for services relating to the Company's business. In exchange for the services, the Company is obligated to pay the consultant $12,500 per month plus expenses. In addition, pursuant to the Consulting Agreement, the Company issued warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $.075 per share, which management believes represents the fair market value at the date of issuance.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 18 - SUBSEQUENT EVENTS, continued

The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants.

Use of the funds under the 1996 Agreement is limited to the repayment of interim financing obtained in 1996 and related accrued interest, transaction costs, and furtherance of the Company's business plans, specifically the expansion of FYI's business. The Company does not have sufficient authorized share capital to reserve for the warrants issued in connection with the May 1996 transactions. The Company is seeking stockholder approval of a reverse stock split in April 1997 in order to have a sufficient number of shares available for issuance.

As of January 31, 1997, SOV and FYI had borrowed all available funds under the 1996 Notes.

In September 1996, the Company received a state income tax refund totaling $301,000 which was used to repay IDI debt.

Suit Against the Company's Former Independent Accountants
---------------------------------------------------------

On January 22, 1996, the Company filed a suit against its former independent accounting firm, along with certain individual accountants of the accounting firm including Thomas Leaper, who also served as the Company's former Chief Operating Officer and Chief Financial Officer. The suit asserts claims for professional negligence, breach of contract and breach of fiduciary duty against these defendants arising out of the services rendered in connection with the Company's 1993 year-end audit and 1994 quarterly reports.

The suit was settled and received final approval in July 1996. Pursuant to the settlement, the accounting firm agreed to pay $1,700,000 to the Company. A portion of the $1,700,000 received in July 1996 was used to repay prior loans from IDI (see "1996 Agreement" and Note 11), pay certain legal expenses, and the balance will be used for operating expenses of SOV and FYI.

Insurance Provider
------------------

In 1996, a previous provider of the Company's excess director's and officer's liability insurance has filed a suit claiming that they are entitled to $1,000,000 of the $1,700,000 recovery received by the Company in connection with the settlement to the suit against the Company's former independent accountants. In October 1996, the Company filed a cross-complaint alleging bad faith and seeking declaratory relief. SOV intends to vigorously defend the suit.

Suit Against the Company's Competitor
-------------------------------------

On March 8, 1996, FYI filed a suit against a competitor. The suit asserts claims for, among other things, unreasonable restraint of trade, monopolistic practices, unfair competition, trade libel, and false and misleading advertising. FYI seeks compensatory damages relief in excess of $10 million, as well as punitive damages and injunctive relief. During the last quarter of 1996, the suit was dismissed without prejudice and the parties entered into a tolling agreement with respect to the statute of limitations. The terms of the FYI Sale provide that upon closing this suit will be dismissed with prejudice.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 18 - SUBSEQUENT EVENTS, continued


Employment Agreements
---------------------

In August 1996, the Company entered into an employment agreement with its new Chief Executive Officer. The agreement has an initial two-year term and contains certain renewal provisions. Pursuant to the agreement, the Company will pay its Chief Executive Officer an annual base salary of $230,000, subject to increase at the sole discretion of the Board of Directors. In addition, the Chief Executive Officer will be eligible to receive a one-time bonus of $50,000 if certain cash flow conditions are met. If the Chief Executive Officer's employment is terminated, under certain circumstances, the Chief Executive Officer is entitled to a termination payment of up to 100% of his annual base salary.

Concurrently with the execution of the employment agreement, the Chief Executive Officer was granted warrants to purchase an aggregate number of shares at an exercise price of $.075 per share of the Company's common stock constituting 5% of the Company's common stock on a fully-diluted basis. In addition, the Company terminated its prior Consulting Agreement with its new Chief Executive Officer.

On December 20, 1996, Dycam entered into an employment agreement contract with one key employee for a three-year term which expires December 31, 1999. The agreement calls for annual compensation of $120,000 a year for each of the three years. Pursuant to the employment agreement, Dycam issued 90,000 stock options that vest at a rate of 8.33% per calendar quarter. Additionally, Dycam issued 60,000 stock options to the employee that vest 8.33% per calendar quarter if certain conditions are met.

1996 Stock Incentive Plan
-------------------------

On August 26, 1996, the Company adopted a stock option plan (the "1996 Plan") which provides for the granting of incentive or non-statutory options to employees, consultants, officers and directors who will contribute to the Company's long-range success. The Company has reserved 4,646,601 shares of common stock for issuance under the plan. Such options generally will be granted at fair market value at the date of grant and vest over time.

In September 1996, the Company granted 2,922,000 options under the 1996 Plan to employees at an exercise price of $0.75 per share. The options have a ten year term and vest 25% on grant and the remaining 75% over three years ratably per month.

Full implementation of the 1996 Plan and related transactions is subject to stockholder approval of the adoption of the 1996 Plan and a proposed reverse stock split.

Termination and Settlement Agreement
------------------------------------

In December 1996, FYI's Chief Executive Officer resigned from FYI pursuant to a termination and settlement agreement. The agreement provides that he shall receive his current salary until no later than March 31, 1997. On the closing of the FYI Sale, he is entitled to receive all unpaid salary due to him under the employment agreement expiring in May 1998 at an annual base compensation of $100,000. In addition, all of the warrants to purchase shares of the Company's common stock held by him fully vest on the closing of the FYI Sale.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 18 - SUBSEQUENT EVENTS, continued

IDI January 1997 Agreements
---------------------------

On January 15, 1997, the Company, FYI and IDI entered into several agreements (the "January 1997 Agreements"). The Company and IDI entered into a Securities Exchange Agreement (the "Exchange Agreement") which provided for the issuance of 4,347,427 shares of its common stock to IDI in exchange for all of the 1995 Warrants and for 1996 Warrants with respect to 1,867,029 shares of common stock. IDI remains the holder of 1996 Warrants for 51,419,199 shares of common stock.

In addition, the Company, FYI and IDI agreed to increase the amounts borrowed under the 1996 Notes by $180,000 to a total of $1,200,000. At the same time, the obligation represented a new note dated September 19, 1996, as amended, (the "Bridge Note") between the Company, FYI and IDI, was decreased by $180,000 under the Seventh Amendment to Bridge Note, dated January 15, 1997 (the "Seventh Amendment"), from up to $1,157,000 to up to $977,000. Each successive amendment to the Bridge Note, including the Seventh Amendment, amended the due date and the amounts due pursuant to the Bridge Note. The due date of the Seventh Amendment was extended to not later than May 1, 1997. As of January 31, 1997, the Company has borrowed $927,000 pursuant to the Bridge Note and is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. Substantially all of the assets of the Company and FYI are pledged as collateral for the Bridge Note, except for the 1,916,667 shares of Dycam common stock owned by SOV which collateralize the $1,000,000 note payable to Dycam.
IDI has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under the Bridge Note which is not timely cured or waived. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco (see "FYI Sale").

The Company, FYI and IDI also entered into a General Amendment and Waiver Agreement to (i) amend specific provisions of the 1995 Agreement, the 1996 Agreement, the 1996 Warrants, and the Certificate of Designation for Series B Preferred Stock of SOV (collectively, the "Agreements"), and (ii) waive each of the breaches or defaults with respect to specific provisions of the Agreements as of January 15, 1997. The amendments extended: (i) the date by which the Company must take all corporate action necessary to authorize and reserve for issuance the number of shares of common stock into which the Series B preferred stock and 1996 Warrants may be converted or exercised from October 31, 1996 to no later than May 1, 1997; (ii) the deferral of interest payments due pursuant to the Notes from December 31, 1996 to not later than May 1, 1997; and (iii) extended the first principal repayment date of the 1995 Notes from March 1, 1997 to not later than May 1, 1997. In addition, the amendments reduced certain minimum performance targets in the 1995 Agreement and 1996 Agreement.

The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's common stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved by the Company's stockholders and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005.

If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 39,342,461 (pre-reverse split) shares of its common stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 51,419,199 (pre-reverse split) shares of the Company's common stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 43,689,888 (pre-reverse split) shares of the Company's common stock, equivalent to 67% of the shares anticipated to be outstanding on the date of the second exchange, which is anticipated to be April 15, 1997.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995

NOTE 18 - SUBSEQUENT EVENTS, continued

FYI Sale
--------

On December 13, 1996, the Company and FYI signed a letter of intent to sell substantially all of the net assets of FYI to Hasco (the "FYI Sale"). Hasco operates First Foto, a competitor of FYI in the newborn hospital photography business. Effective January 31, 1997, the Company and FYI executed definitive agreements with Hasco for the FYI Sale, which is expected to close in April 1997 subject to the approval of the Company's stockholders and other customary terms and conditions. The sale price of $4,533,060 is payable $3,468,060 in cash at the closing and $1,065,000 in twelve equal quarterly installments of $88,750 commencing three months after the closing. The sale price is subject to adjustment for certain hospital contract terminations and certain operating results prior to closing. The obligation of Hasco to make the installment payments is unsecured and non-interest bearing.

The assets of FYI to be sold to Hasco (the "Purchased Assets") include substantially all of the operating assets of FYI, excluding certain intellectual property rights owned by FYI. With certain exceptions, Hasco will assume substantially all obligations that arise after the closing under all hospital and other specified contracts of FYI that are included in the Purchased Assets, all of FYI's capital lease obligations, and all trade payables and commissions arising after the closing. Hasco will not assume, and FYI will remain liable for, all obligations and liabilities arising prior to the closing, and certain hospital guarantee and commission payments, and certain payments related to operations after the closing.

The Company has agreed to deliver to Hasco an option permitting Hasco to purchase from the Company that number of shares of Dycam common stock equal to 4.9% of the outstanding shares of the common stock of Dycam on the closing date (approximately 152,921 shares as of January 31, 1997). The exercise price of this three-year option to be granted to Hasco will be equal to the average closing price for Dycam common stock during the period from January 31, 1997 through the closing date.

Hasco and FYI will enter into a sublease pursuant to which Hasco will sublet FYI's principal operating facility in Newbury Park, California from the date of the closing through December 31, 1998. The rental payments under the sublease will be approximately equal to FYI's occupancy costs under the primary lease agreement during that period. The primary lease agreement expires May 31, 2000. The Company intends either to negotiate an early termination of the lease with the landlord or to seek a subtenant for the remaining balance of the lease.

At the closing, FYI and Dycam will terminate their existing contractual relationships involving the use by FYI of Dycam's cameras, software and other supporting goods and services, and Hasco and Dycam will enter into a Dycam Master Agreement (the "Dycam Master Agreement"), with respect to the assumption of FYI's digital camera lease obligations to Dycam, the leasing by Hasco of additional Dycam digital cameras, and a royalty-free license of certain digital camera technology by Dycam to Hasco, certain hardware and software support services to be provided by Dycam for a three-year period commencing on the closing date and certain additional terms. Under the Dycam Master Agreement, Hasco will be required to pay Dycam specified leasehold payments for leased cameras, a $300,000 fee (payable quarterly over a three-year period) for the support services and the cost of certain hardware upgrades.

On January 22, 1997, Hasco loaned FYI $60,000 pursuant to a 10% promissory note due January 31, 1997. On January 31, 1997, Hasco and FYI entered into a loan agreement (the "Loan Agreement") pursuant to which Hasco will lend to FYI up to $180,000 per month, up to a maximum of $540,000, at

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 18 - SUBSEQUENT EVENTS, continued

an interest rate of 10% per annum (the "Hasco Loan"). As of January 31, 1996, FYI has borrowed $180,000 pursuant to the Loan Agreement, including $60,000 on the prior promissory note which was added to the Hasco Loan balance. Borrowings under the Loan Agreement are secured by a first priority security interest in FYI's hospital contracts and proceeds thereof. IDI agreed to subordinate its rights to the rights of Hasco in connection with this loan. The Company executed the Hasco Loan Agreement and related promissory note as co-borrower and co-maker. All amounts due under the Loan Agreement will be canceled at closing through the assumption of these liabilities by Hasco. The purchase price will not be subject to reduction for the amount canceled, except under certain circumstances. If the FYI Sale is terminated or if the closing has not occurred by April 22, 1997, all amounts under the Loan Agreement will become due and payable ninety days following the terminating event.

The FYI Sale is subject to the approval of the stockholders of the Company. The Company expects to receive the requisite approval of its stockholders, and other customary conditions, at a meeting planned to be held in April 1997.

In connection with the FYI Sale, each of the Company, FYI and Dycam entered into a mutual release with Hasco with respect to all claims arising between them prior to the execution of the FYI Sale agreements, including those claims asserted in certain litigation then pending between FYI and Hasco.

Revenues of FYI were $436,000 in 1995, and none in 1994. Net loss from FYI amounted to $2,791,000 in 1995, and $911,000 in 1994. Income taxes associated with the operations of FYI in each of 1995 and 1994 were $1,000. Net assets of FYI attributable to the pending FYI Sale were $1,913,000 in 1995, and $493,000 in 1994.

                             STYLES ON VIDEO, INC.

                      For The Year Ended December 31, 1995


NOTE 19 - LINES OF BUSINESS

The Company operates in three major lines of business: systems and related software, camera and imaging. Information regarding these segments as of and for the years ended December 31, 1995 and 1994 is as follows:

                                                1995           1994
                                            ------------   ------------

Net sales:
  Systems and related software              $ 2,854,000    $ 4,006,000
  Camera                                      1,677,000      1,700,000
  Imaging                                       436,000              -
                                            -----------    -----------
    Total                                   $ 4,967,000    $ 5,706,000
                                            ===========    ===========


Loss from operations:
  Systems and related software              $(2,055,000)   $(5,182,000)
  Camera                                     (1,656,000)      (940,000)
  Imaging                                    (2,745,000)      (909,000)
                                            -----------    -----------
     Total                                  $(6,456,000)   $(7,031,000)
                                            ===========    ===========

Identifiable assets:
  Systems and related software              $   680,000    $ 3,355,000
  Camera                                      7,543,000      9,861,000
  Imaging                                     2,518,000        587,000
                                            -----------    -----------
     Total                                  $10,741,000    $13,803,000
                                            ===========    ===========

Depreciation and amortization expense:
  Systems and related software              $    33,000    $    91,000
  Camera                                        341,000        280,000
  Imaging                                       137,000          2,000
                                            -----------    -----------
     Total                                  $   511,000    $   373,000
                                            ===========    ===========

Capital expenditures:
  Systems and related software              $     3,000    $   217,000
  Camera                                        208,000        148,000
  Imaging                                       441,000        179,000
                                            -----------    -----------
     Total                                  $   652,000    $   544,000
                                            ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On December 22, 1994, Kellogg & Andelson, the Company's former independent public accountants, resigned their engagement. Kellogg & Andelson advised the Company that its resignation was the result of the loss of independence on the part of Kellogg & Andelson. Thomas Leaper, the former Chief Financial Officer of the Company, was employed by Kellogg & Andelson beginning in early 1995. Mr. Leaper resigned his position with the Company effective November 22, 1994. In connection with its audits for the years ended December 31, 1993 and 1992 and for the period commencing on January 1, 1994 and ending on December 22, 1994, there have been no disagreements with Kellogg & Andelson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kellogg & Andelson would have caused them to make reference in connection with their report to the subject matter. The reports of Kellogg & Andelson on the financial statements for the years ended December 31, 1993 and 1992, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In May 1995, Coopers & Lybrand L.L.P. ("C&L") accepted an engagement by the Company to serve as the independent auditors for the Company's financial statements as of and for the year ended December 31, 1994.

   During the course of the audit of the Company's 1994 financial results, C&L, along with the Company's new management, identified two primary areas where the Company's previously reported financial statements diverged from generally accepted accounting principles. The first area related to the recognition of software licensing revenues that did not meet the revenue recognition requirements of AICPA Statement of Position 91-1 on Software Revenue Recognition which generally requires the recognition of revenues at the time of shipment. The second area related to the treatment of capitalized assets which were determined to have no value and which should have been characterized as expenses.

   On March 29, 1996, Coopers & Lybrand L.L.P., the Company's former independent public accountants, resigned their engagement. In connection with their audit for the year ended December 31, 1994 and for the period May 5, 1995 and ending March 29, 1996, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&L would have caused them to make reference in connection with their report to the subject matter. Their report on the consolidated financial statements for the year ended December 31, 1994 included an explanatory paragraph concerning substantial doubt about the ability of the Company to continue as a going concern, otherwise, during the time period which C&L were engaged as independent accountants for the Company, C&L's report contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In June 1996, Corbin & Wertz accepted an engagement by the Company to serve as the independent auditors for the Company's financial statements as of and for the year ended December 31, 1995.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The following table sets forth certain information with respect to the directors and executive officers of the Company as of January 31, 1997:

                                                                                     YEAR
            NAME               AGE               PRINCIPAL OCCUPATION                TERM
                                                                                    EXPIRES
 ----------------------        ---   ----------------------------------------       -------

DIRECTORS:

K. Eugene Shutler               58   Chief Executive Officer and Chairman of            1998
                                     the Board of the Company and FYI,
                                     Secretary of FYI

John A. Edling                  42   Chief Executive Officer, President,                1996
                                     Treasurer and Secretary of Dycam

Ann Ehringer                    58   Chairman, Chief Executive Officer and              1996
                                     owner, of S. P. Land, Inc. and S. P.
                                     Lodge, Inc.

Marshall Geller                 58   Chairman and Chief Executive Officer of            1997
                                     Geller & Friend Capital Partners, Inc.

Barry Porter                    39   Partner and Managing Director of Pacific           1998
                                     Capital Group

OTHER EXECUTIVE OFFICERS:

James E. O'Brien                49   Chief Operating Officer of FYI

Nancy H. Galgas                 37   Chief Financial Officer and Secretary of
                                     the
                                     Company; Chief Financial Officer of FYI
Peter Ritchie                   45   Vice President of FYI

George Ismael                   48   Vice President of Engineering of Dycam


   In accordance with the Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights relating to the Company's Series A Preferred Stock, the holders of the Company's Series A Preferred Stock, voting as a single class, are allowed to elect four of the Company's seven directors. As of December 31, 1995, the holders of the Company's Series A Preferred Stock elected Messrs. Safchik, Geller and Porter to the Board of Directors. Mr. Safchik resigned from the Company's Board on July 22, 1996. On August 26, 1996, Mr. Shutler was elected by the holders of the Company's Series A Preferred Stock to fill the vacancy created by Mr. Safchik's resignation. The holders of the Company's common stock are permitted to elect three members of the Board. In accordance with the Certificate of Incorporation of the Company, the Directors to be elected by the holders of the Company's common stock are divided into three classes, Class I, Class II and Class III.
At each annual meeting of the Stockholders of the Company, directors constituting one class are elected for three-year terms. The term of the Class I Director expires in 1998; the term of the Class II Director expires in 1997; and the term of the Class III Director expires in 1996.

   Mr. Shutler was elected to the Board of Directors as a Class I member by the
   -----------
holders of the Company's Series A Preferred Stock in August 1996. Mr. Shutler was Executive Vice President and a Director of MGM Grand, Inc. from February 1991 to November 1995. Thereafter, he was of counsel to the law firm of Beckley, Singleton, Jennison & List, Chartered from April to August 1996, when he was elected Chairman of the Board and Chief Executive Officer of the Company. Mr. Shutler is a graduate of the University of Pennsylvania and Yale Law School.

   Mr. Edling was appointed to the Board of Directors as a Class III member in
   ----------
November 1995. Mr. Edling is the Chief Executive Officer, President, Treasurer, Secretary and a member of the Board of Directors of Dycam. Mr. Edling was a co-founder of Dycam and served as its Chief Operating Officer from March 1991 until he became Chief Executive Officer and President in December 1991. Mr. Edling resigned as Chief Executive Officer of Dycam effective November 1994 and was reappointed to that position effective March 1995. Since the Company's acquisition of Dycam in February 1994, Mr. Edling has also served as Dycam Chief Financial Officer. From November 1988 until March 1991 he was Development Engineering Manager for Dataproducts Corporation ("Dataproducts"), where he had responsibility for the design and marketing of the Dataproducts line of laser printers. Mr. Edling holds a B.S. in Finance from California State University, Northridge.

   Dr. Ehringer has served on the Board of Directors since August 1994, and is
   ------------
currently a Class III Director. Dr. Ehringer has been Chairman, CEO and Owner of S.P. Land, Inc., a real estate holding since 1992 and S.P. Lodge, Inc. dba Saddle Peak Lodge, a find-dining restaurant entity, since 1993. Since July 1996, she has served as Director of the Family & Closely-Held Business Program and Associate Professor of Entrepreneurship of the Marshall School of Business Program of the University of Southern California. From 1990 to 1996, she was a management consultant and chairman of the Executive Committee, an executive education organization of 4,000 chief executive officers. Dr. Ehringer also is a director of Ustel, Inc., Dycam, Guggenheim Dental Supply, Inc., Quality Transport, Inc. & Truck Rail Handling, Inc., American Etching & Manufacturing, Inc. and United Ad Label, Inc. She a;so participates as an advisor to non-profit organizations, including the California Heritage Museum Advisory Council and the Pepperdine University Crest Associates Advisory Board. Dr. Ehringer received a B.A. from the University of Hawaii (1960), an M.A. from Stanford University (1967), a diploma from the Owner/President Management Program of the Harvard Business School (1982), and a Ph.D. from the University of Southern California (1992).

   Mr. Geller was elected to the Board of Directors as a Class II member by the
   ----------
holders of the Company's Series A Preferred Stock in November 1995. Since November 1995, Mr. Geller has served as Chairman, Chief Executive Officer, and Founding Partner of Geller & Friend Capital Partners, Inc. From 1991 to October 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking investment company. From 1988 to 1990, he was the Vice Chairman of Gruntal & Company, a New York Stock Exchange listed investment banking firm. From 1967 through 1988, Mr. Geller was a Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Geller formerly served as Interim Co-Chairman of Hexcel Corporation. Mr. Geller also serves on the Board of Directors of Players International, Inc., Value Vision International, Inc., Ballantyne of Omaha, Inc., Cabletel Communications Corp., and Dycam.

   Mr. Porter was elected to the Board of Directors as a Class I member by the
   ----------
holders of the Company's Series A Preferred Stock in November 1995. Since December 1993, Mr. Porter has served as a Managing Director of Pacific Capital Group, Inc., a private merchant banking firm. Prior thereto, Mr. Porter was a Senior Managing Director in the investment banking group of Bear, Stearns & Co. Inc., a firm he joined in 1986. Prior to 1986, Mr. Porter practiced corporate, securities and entertainment law with the Los Angeles firm of Wyman, Bautzer, Rothman, Kuchel and Silbert. Mr. Porter serves on the Board of

Directors of OpTel, Inc., Campuslink Communications Systems, Inc. and Dycam. Mr. Porter is a graduate of the Wharton School of the University of Pennsylvania, he earned an M.B.A. at the University of California at Berkeley Graduate School of Business Administration and a J.D. from UC Berkeley's Boalt Hall School of Law.

   Mr. O'Brien has served as the Chief Operating Officer of FYI since April
   -----------
1994. Mr. O'Brien has served as President of FYI since December 1996. From April 1988 to April 1994, Mr. O'Brien served as Senior Vice President and Chief Operating Officer of The Pacifica Corporation. Mr. O'Brien holds a B.A. in Economics from the University of Cincinnati.

   Ms. Galgas has served as Chief Financial Officer of the Company since March
   ----------
1995. Since April 1994, Ms. Galgas has served as Chief Financial Officer of FYI. From 1989 to April 1994, Ms. Galgas served as Controller and Vice President of Finance of The Pacifica Corporation. From 1984 to 1989, Ms. Galgas was with Ernst & Young's Los Angeles based Entrepreneurial Services Group. Ms. Galgas holds a B.A. in Business Economics from the University of California at Santa Barbara. She is a certified public accountant.

   Mr. Ritchie has served as a Vice President of FYI since September 1994.  From
   -----------
July through September 1994, Mr. Ritchie was the Marketing Director of Supercolor 2000. From March 1989 until December 1993, Mr. Ritchie served as the Western Region Manager of Hasco International.

   Mr. Ismael is Vice President of Engineering and a member of the Board of
   ----------
Directors of Dycam. Mr. Ismael was a co-founder of Dycam and has served as Vice President of Engineering since November 1990. Between 1987 and 1990, Mr. Ismael was Director of Engineering for Genicom Corporation ("Genicom"), where he was responsible for a team of engineers developing non-impact printer systems. Prior to joining Genicom, Mr. Ismael worked in engineering management positions at Dataproducts. Mr. Ismael holds a B.A. in English from California State University, Northridge.

   Mr. Jones has been Dycam's Vice President of Sales and Marketing since May
   ---------
1994. From September 1993 until May 1994, Mr. Jones was responsible for new systems sales of computer output microfilm systems for Anacomp, Inc. During 1992 and 1993, Mr. Jones was the California District Sales Manager for QMS, Inc.
From 1991 until 1992, Mr. Jones was the Vice President of Sales for Template Graphics Software. From 1989 to 1991, Mr. Jones was employed by Pacific Hills Mortgage Company as a mortgage loan officer. From 1976 until 1989, Mr. Jones was employed by CalComp where he served as the Western Area Director of Sales - North American Operations and later as the Director of Marketing Operations. Mr. Jones received his B.S. in Marketing from the University of Utah in 1974.

   Subject to the terms of applicable employment agreements, officers of the Company are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers or directors of the Company. Certain directors and officers of the Company are affiliated with the Company's largest stockholder. See "Certain Relationships and Related Party Transactions."

   The Board of Directors held a total of sixteen meetings during the year ended December 31, 1995. The Company has an Audit Committee, a Compensation Committee, and a Policy Review Committee. Prior to November 1995, the Company also had an Executive Committee and a Stock Option Committee.

   The Audit Committee's functions include recommending to the Board of Directors the engagement of the Company's independent certified public accountants, review with such accountants of the Company's business plan and results of their examination of the financial statements of the Company and determining the independence of such accountants. From January through late November 1995, the Audit Committee consisted of Harold J. Meyers and Thomas Lenagh. Messrs. Meyers and Lenagh are no longer affiliated with the Company. From late November 1995, the Audit Committee currently consists of Marshall Geller, Barry Porter, and Jeffrey A. Safchik. Mr. Safchik resigned as a director in July 1996. The Audit Committee met on five occasions in 1995.

   The Compensation Committee reviews and makes recommendations with respect to compensation of officers and directors of the Company. From January through late November, 1995, the Compensation Committee consisted of Harold J. Meyers and Ann Ehringer. Mr. Meyers is no longer affiliated with the Company. Beginning in late November 1995, the Compensation Committee has consisted of Marshall Geller, Ann Ehringer and Barry Porter. The Compensation Committee met on two occasions in 1995.

   The Policy Review Committee reviews transactions between the Company and Dycam for potential conflicts of interest and advises the companies with respect to the possible resolutions of any conflict. The Policy Review Committee is comprised of one member from each of the Company and Dycam and a non-voting chairman. Through late November 1995, Thomas Lenagh served as the Company's representative and Jim Alexiou served as Dycam's representative. Messrs. de Vreese, Verhaeghe and Lenagh are no longer affiliated with the Company. From late November 1995, the Policy Review Committee consisted of Jim Alexiou as Dycam's representative. The Policy Review Committee did not meet in 1995.

   The Executive Committee's duties included among other things, review of management's performance. From January through November, 1995, the Executive Committee consisted of Guy de Vreese (through February 1995), Ann Ehringer and Harold J. Meyers. Messrs. de Vreese and Meyers are no longer affiliated with the Company. The Executive Committee, which was disbanded on November 28, 1995, met on two occasions in 1995.

   The Stock Option Committee's duties included the review of the grant of options under the Company's various stock incentive plans. From January through late November 1995, the Stock Option Committee consisted of Thomas Lenagh and Frank Verhaeghe (through February 1995). Messrs Lenagh, Verhaeghe are no longer affiliated with the Company. The Stock Option Committee met on three occasions in 1995. Since late November 1995, the Company has not maintained a Stock Option Committee, and its duties have been performed by the Compensation Committee.

   In April 1996, the Board of Directors appointed Ann Ehringer, Dana Arnold and John Edling as members of an Independent Committee to review the terms of a financing transaction with IDI. Mr. Arnold is no longer affiliated with the Company. The Independent Committee met on two occasions in 1996 and was disbanded upon completion of the IDI transaction. See "Certain Relationships and Related Party Transactions."

   For the fiscal year ended December 31, 1995, each Director attended 100% of the meetings of the Board of Directors and all of the meetings of the committees of the Board of Directors to which she or he was assigned.


Compliance with Section 16(a) of the Exchange Act.

   Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and stockholders with more than 10% of a registered class are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that during the year ended December 31, 1995, all relevant
Section 16(a) filing requirements were complied with, except as follows: Mr. Dana Arnold filed a late Form 3 (Initial Statement of Beneficial Ownership of Securities); Mr. James O'Brien filed a late Form 3 (Initial Statement of Beneficial Ownership of Securities); Ms. Nancy Galgas filed a late Form 3 (Initial Statement of Beneficial Ownership of Securities).

ITEM 10.  EXECUTIVE COMPENSATION.

   The following table sets forth information concerning compensation for services in all capacities to the Company and its subsidiaries for the three years ended December 31, 1995, 1994 and 1993 of those persons who were (1) the Chief Executive Officer of the Company and (2) executive officers of the Company whose total salary and bonus exceeded $100,000 for services performed by such persons for the Company during 1995 (collectively the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                       Annual Compensation                 Compensation
                                                       -------------------               ---------------
                                                                                           Securities
           Name & Principal                                                                Underlying         All Other
               Position                         Year              Salary       Bonus     Options/SARs(1)   Compensation(2)
           ----------------                     ----              ------       -----     ---------------   ---------------
Jeffrey A. Safchik (3)                          1995                -            -              -                 -
Former Chairman of the Board,                   1994                -            -              -                 -
 CEO, Treasurer and Secretary of                1993                -            -              -                 -
 the Company

Dana I. Arnold (4)                              1995            $219,000(5)      -              -                 -
Former Director, Asst. Secy. and                1994             125,967         -              -                 -
Former Acting CEO of the                        1993                -            -              -                 -
Company; Former CEO, Treasurer
 and Secretary of FYI

Guy de Vreese(6)                                1995            $ 93,896         -              -            $6,686(8)
Former Chairman of                              1994             275,000         -              -
the Board and CEO of the Company                1993             175,000         -           600,000(7)

Jerry Krant (9)                                 1995            $120,000         -           112,240
Former V.P. of Software of                      1994             101,000         -              -                 -
 the Company                                    1993             100,000         -              -                 -

James E. O'Brien (10)                           1995            $122,000      $25,000         50,000              -
Chief Operating Officer of the                  1994              72,000         -              -                 -
 Company; President and Chief                   1993                -            -              -                 -
 Operating Officer of FYI

Nancy H. Galgas (11)                            1995            $118,000(12)  $25,000         50,000              -
CFO, Secretary and Treasurer of the             1994              48,000         -              -                 -
 Company; CFO of FYI                            1993                -            -              -                 -

John E. Edling(13)                              1995            $120,000         -              -   (14)     $3,600(15)
Director of the Company; Director,              1994             120,000      $ 6,725         45,000(14)      1,500(15)
 CEO, President, Treasurer, and                 1993              80,700         -              -                 -
 Secretary of Dycam

----------------------
    (1) All numbers reflect the number of shares of the Company's Common Stock subject to options granted during the fiscal year.

    (2) Does not include compensation paid to individuals in consideration for serving on the Company's Board of Directors. See "Compensation of Directors."

   (3) Mr. Safchik joined the Company in November 1995. In January 1996, the Company's Board of Directors elected to provide Mr. Safchik with an annual base salary of $125,000, which was reduced to zero in April 1996. In July 1996, Mr. Safchik resigned from all positions with the Company.

   (4) Mr. Arnold served as Acting Chief Executive Officer of the Company from March 1995 through November 1995. Mr. Arnold's current responsibilities with FYI commenced in April 1994. All salary shown as having been received by Mr. Arnold in 1994 and 1995 was paid by FYI, however, a portion of such compensation was allocated to the Company. In December 1996, Mr. Arnold resigned from all positions with the Company and FYI.

   (5) Mr. Arnold's responsibilities with FYI commenced in April 1994. His 1994 annual base salary was set at $180,000, and his 1995 annual base salary was $225,000. In May 1996, Mr. Arnold's annual base compensation was reduced to $100,000.

   (6) Mr. de Vreese served as Chief Executive Officer of the Company from its inception (July 1, 1992) until his resignation in February 1995.

   (7) Mr. de Vreese surrendered options to purchase 37,500 shares in 1993. He was granted options to purchase an additional 450,000 shares of the Company's common stock in 1993; and surrendered 187,500 of such options in March 1993. Further, Mr. de Vreese was granted options to purchase an additional 150,000 shares of the Company's Common Stock in June 1993, pursuant to the Company's 1992 Stock Incentive Plan. He exercised options to purchase 300,000 shares in 1993 and 37,500 shares in 1994.

   (8) Consists of a car allowance.

   (9) Mr. Krant served as Vice President of Software of the Company from inception (July 1, 1992) until January 1996. During 1995, Mr. Krant received an annual base salary of $120,000.

   (10) Mr. O'Brien serves as Chief Operating Office of the Company. Mr. O'Brien has served as President of FYI since December 1996. Mr. O'Brien continues to serve as the Chief Operating Office of FYI, where his current responsibilities commenced on April 1, 1994. In March 1995 Mr. O'Brien received an annual base salary of $125,000 and a bonus of $25,000. In addition, during 1995, Mr. O'Brien received options to purchase 50,000 shares of the Company's Common Stock. In May 1996, Mr. O'Brien's annual base compensation was reduced to $100,000. In September 1996, Mr. O'Brien received options to purchase 814,000 shares of the Company's Common Stock which vest over three years.

   (11) Ms. Galgas has served as Chief Financial Officer of the Company since March 1995. In addition, Ms. Galgas' current responsibilities as Chief Financial Officer of FYI commenced on April 1, 1994.

   (12) All salary shown in this chart as having been received by Ms. Galgas in 1994 was paid by FYI and represents nine months part-time salary at an annual full-time base rate of $108,000. A portion of such compensation expense was allocated to the Company. In March 1995, Ms. Galgas received from the Company an annual base salary of $125,000 and a bonus of $25,000. In addition, during 1995, Ms. Galgas received options to purchase 50,000 shares of the Company's Common Stock. In May 1996, Ms. Galgas' annual base compensation was reduced to $100,000. In September 1996, Ms. Galgas received options to purchase 814,000 shares of the Company's Common Stock which vest over three years.

   (13) All monies shown in this chart as having been received by Mr. Edling in 1992 through 1995 were paid by Dycam.

   (14) Does not include options to purchase 100,000 shares of Dycam Common Stock granted to Mr. Edling in 1994 or 100,000 shares of Dycam Common Stock granted to Mr. Edling in 1995.

   (15) Consists of Dycam's contributions to Mr. Edling's 401(k) plan account.

Option Grants in Last Fiscal Year

   Set forth below is information regarding options or warrants granted to the Named Executives during the 1995 fiscal year.

                                                                                       Potential
                                                                                   Realizable Value
                       Number of      Percentage of                                   at Assumed
                        Shares       Total Options                                  Annual Rates of
                      Underlying       Granted to      Exercise or                    Stock Price
                        Options       Employees in      Base Price    Expiration   Appreciation For
       Name           Granted (#)     Fiscal 1995       ($/Share)       Date        Option Term(1)
-------------------   ------------   --------------    ------------   ----------   ----------------
                                                                                     5%       10%
                                                                                   ------    ------
Nancy H. Galgas           50,000           50%              $.075         5/05     $2,355    $5,963
James E. O'Brien          50,000           50%              $.075         5/05     $2,355    $5,963

-----------------------

(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent upon the future performance of the Common Stock and overall stock market conditions.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   Set forth below is information with respect to options or warrants exercised by the Named Executives during the 1995 fiscal year and the number and value of unexercised stock options or warrants held by the Named Executives at the end of the fiscal year.


                                                          Number of Shares
                                                       Underlying Unexercised       Value of Unexercised In-The-
                                                          Options Held at                 Money Options at
                           Shares         Value            Fiscal Year End               Fiscal Year End(1)
                        Acquired on     Realized     ---------------------------   -------------------------------
        Name            Exercise (#)       ($)       Exercisable   Unexercisable    Exercisable    Unexercisable
       -----           -------------    --------     -----------   -------------    -----------    -------------
Jeffrey A. Safchik           -0-          $-              -               -             -0-            -0-
Dana I. Arnold               -0-           -              -               -             -0-            -0-
Guy de Vreese                -0-           -              -               -             -0-            -0-
Jerry Krant                  -0-           -              -               -             -0-            -0-
John A. Edling               -0-           -           30,000          15,000           -0-            -0-
Nancy H. Galgas              -0-           -           20,000          30,000           -0-            -0-
James E. O'Brien             -0-           -           20,000          30,000           -0-            -0-


----------------
(1) None of the unexercised options were in-the-money at fiscal year end. The exercise price on all outstanding options was reduced to $.075 in May 1996.

Compensation of Directors

        In October 1995, the Board of Directors approved the grant of options to acquire 40,000 shares of Common Stock to each of Harold J. Meyers and Thomas Lenagh, directors of the Company who resigned from the Board of Directors in November 1995.

        Ann Ehringer was paid $1,000 for each day she performed services as a member of the Independent Committee in connection with the 1996 financing transaction with IDI, for an aggregate of $6,000. In addition, in April 1996, the Board of Directors granted to Dr. Ehringer warrants to acquire 80,000 shares of Common Stock in consideration for her services as Chairman of the Independent Committee. The exercise price of the warrants is $.075 per share. The warrants vest 40,000 in May 1996 and 40,000 in May 1997. The Company has granted the warrant holder certain registration rights related to these warrants.

        From January through November 1995, non-employee directors received $500 per meeting of the Board of Directors that they attended. Additionally, non-employee members of the Board's Executive Committee received $1,000 for each meeting of the Executive committee that they attended. Commencing in November 1995, the Board's compensation was revised. Non-employee directors now receive $2,500 per calendar quarter for serving on the Board of Directors and $500 for each meeting of the Board or any of its committees that they attend. The amounts payable to two non-employee directors since January 1996 remain unpaid as of January 31, 1997.

Employment Agreements

        Effective as of April 5, 1994, FYI entered into an employment agreement with Dana I. Arnold. This agreement provided that Mr. Arnold would serve as Chairman of the Board, Chief Executive Officer, President and Secretary of FYI. In addition, the agreement covered a three-year term expiring in April 1997, for which the annual base compensation to be paid was $180,000. The agreement was canceled in May 1996, and FYI entered into a new employment agreement with Mr. Arnold, expiring in May 1998, with an annual base compensation of $100,000. Under the latter agreement, if certain cash flow conditions were met, the annual base compensation to be paid would be increased to $175,000. The agreement also provided that Mr. Arnold would continue to serve as Chairman of the Board, Chief Executive Officer, President and Secretary of FYI and that if Mr. Arnold were terminated without cause, he would be entitled to receive a lump sum payment equal to the aggregate salary due to him for the then remaining term of the agreement and immediate vesting of any unvested options and warrants. In December 1996, Mr. Arnold resigned from all positions with the Company and FYI pursuant to a termination and settlement agreement. The agreement provides that Mr. Arnold shall receive his current salary until no later than March 31, 1997. On the closing of the FYI Sale (see Notes to Consolidated Financial Statements - Subsequent Events), Mr. Arnold is entitled to receive all unpaid salary due to him under the employment agreement expiring in May 1998 at an annual base compensation of $100,000. In addition, all of the warrants to purchase shares of the Company's Common Stock held by Mr. Arnold fully vest on the closing of the FYI Sale. See "Certain Related Party and Other Transactions."

        In August 1996, the Company entered into an employment agreement with K. Eugene Shutler, whereby Mr. Shutler was employed by the Company as its Chief Executive Officer. The agreement has an initial two-year term and is automatically renewed thereafter for successive one-year periods, provided neither the Company nor Mr. Shutler notifies the other that the agreement shall not be so extended. Pursuant to the agreement, the Company will pay Mr. Sutler an annual base salary of $230,000, subject to increase from time to time in the sole discretion of the Board of Directors. In addition, Mr. Shutler will be eligible to receive a one-time bonus (the "Incentive Bonus") of $50,000 if the unaudited accounts of the Company reflect a cash-flow break even for any consecutive three-month period during the term of the agreement. Mr. Shutler shall also be eligible to receive discretionary bonuses in the sole discretion of the Board of Directors. In the event Mr. Shutler's employment is terminated without cause (as defined), Mr. Shutler will be entitled to a termination benefit equal to (i) 50% of his annual base salary then in effect, subject to reduction to the extent of earnings from other employment or self-employment, plus (ii) any Incentive Bonus accrued but unpaid. In the event, Mr. Shutler's employment is terminated within six months following a change of control (as defined), he will be entitled to receive (i) the lesser of 100% of his annual base salary then in effect or, if the unexpired portion of the term of the agreement is less than twelve months, such portion of the annual base salary as would be payable through the end of such term, plus (ii) any Incentive Bonus accrued but unpaid.

        On February 7, 1994, Dycam entered into an employment agreement with John A. Edling. This agreement provided that Mr. Edling would serve as President of Dycam and provided for (a) an initial three-year term, (b) a base salary of $120,000 per annum and (c) options to purchase 45,000 shares of the Company's Common Stock at $8.67 per share, which were repriced during 1996 to $.075 per share. The agreement expired in February 1997.

        Dycam also has employment agreements with three other key employees for three year terms which expired in February 1997. The agreements called for annual compensation to be paid to those three employees aggregating $258,000 per year for each of the three years.

        On December 20, 1996, Dycam entered into an employment agreement contract with one key employee for a three-year term which expires December 31, 1999. The agreement calls for annual compensation of $120,000 a year for each of the three years. Pursuant to the employment agreement, Dycam issued 90,000 stock options that vest at a rate of 8.33% per calendar quarter. Additionally, Dycam issued 60,000 stock options to the employee that vest 8.33% per calendar quarter if certain conditions are met.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of February 28, 1997, certain information regarding the ownership of the Common Stock and the Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock or more than 5% of the outstanding shares of the Preferred Stock, (ii) each of the Named Executives (as defined below), (iii) each of the Company's directors, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). Unless otherwise stated, the address of each person is c/o Styles on Video, Inc., 667 Rancho Conejo Boulevard, Newbury Park, California 91320.

                                                                  SHARES OF
                                 SHARES OF                        PREFERRED
                               COMMON STOCK       PERCENT OF        STOCK        PERCENT OF
                               BENEFICIALLY      OUTSTANDING     BENEFICIALLY   OUTSTANDING
           NAME                    OWNED          SHARES(1)         OWNED          SHARES
---------------------------   ---------------   --------------   ------------   ------------
K. Eugene Shutler                1,603,306(2)       15.3%              -              -
John A. Edling                      45,000(3)        0.5%              -              -
Ann Ehringer                        80,000(4)        0.9%              -              -
Marshall Geller                        -               -               -              -
Barry Porter                           -               -               -              -
James E. O'Brien                   357,706(5)        3.9%              -              -
Nancy H. Galgas                    357,706(5)        3.9%              -              -
Jeffrey A. Safchik              56,803,387(6)       86.5%         500/Series A       100%
                                                                  500/Series B       100%
Dana I. Arnold                   7,597,508(7)       46.2%
International Digital           56,803,387(6)       86.5%         500/Series A       100%
  Investors, L.P.                                                 500/Series B       100%
All Directors and                2,443,718(8)       21.6%             -               -
 Executive Officers as a
 Group (7) persons

-----------------------------

(1) Based upon 8,852,759 shares of Common Stock outstanding. Shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares beneficially owned by any person as shown in the table does not necessarily reflect the person's actual ownership or voting power.

(2) Includes 1,603,306 shares of Common Stock issuable upon the exercise of warrants which are or will become exercisable on or prior to April 30, 1997, subject to stockholder approval of a proposed reverse stock split.

(3) Includes 45,000 shares of Common Stock issuable upon exercise of Stock Options which are or will become exercisable on or prior to April 30, 1997.

(4) Includes 80,000 shares of Common Stock issuable upon exercise of warrants which are or will become exercisable on or prior to April 30, 1997, subject to stockholder approval of a proposed reverse stock split.

(5) Includes 357,706 shares of Common Stock issuable upon exercise of stock options which are or will become exercisable on or prior to April 30, 1997, of which options for 322,206 shares are exercisable subject to stockholder approval of a proposed reverse stock split.

(6) Includes 51,419,199 shares of Common Stock issuable upon exercise of the Series B Warrants which are or will become exercisable on or prior to April 30, 1997; 238,095 shares of Common Stock issuable upon conversion of the Series A. Preferred; 666,666 shares of Common Stock issuable upon conversion of the Series B Preferred; 4,347,427 shares of Common Stock held by International Digital Investors, L.P. ("IDI"); and 132,000 shares of Common Stock held by Greenstreet Partners, an affiliate of IDI. Mr. Safchik is the President of IDI's managing general partner and Messrs. Geller and Porter are partners of one of IDI's limited partners. Messrs. Safchik, Geller and Porter disclaim beneficial ownership of the securities held by IDI and its affiliates. This number does not include 61,803,805 shares of Common Stock issuable upon conversion of the Series D Warrants which will become exercisable in the event a proposed reverse stock split does not receive stockholder approval.

(7) Includes: 7,597,508 shares of Common Stock issuable upon exercise of warrants which are or will become exercisable on or prior to April 30, 1997; subject to stockholder approval of a proposed reverse stock split.

(8) Includes 2,443,718 shares of Common Stock issuable upon exercise of stock options which are or will become exercisable on or prior to April 30, 1997, subject to stockholder approval of a proposed reverse stock split.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.


Related Party Transactions

          IDI Financing Transactions. The Company and FYI have entered into a series of transactions with IDI and certain related entities for the purpose of raising capital to fund the Company's operations and those of FYI. Jeffrey A. Safchik is Chief Executive Officer of IDI's corporate general partner and was appointed as Chief Executive Officer of the Company after the series of transactions in 1995 described below which gave IDI a majority of seats on the Company's Board of Directors. Mr. Safchik resigned all positions with the Company in July 1996. IDI beneficially owns approximately 50.1% of the Company's outstanding Common Stock, including 132,000 shares of Common Stock held by Greenstreet Partners, an affiliate of IDI. Additionally, upon exercise of warrants and conversion of the Preferred Stock, IDI will own approximately 71% of the Company's outstanding Common Stock on a fully diluted basis.

        In September 1995, the Company and FYI received short-term bridge financing of $300,000 form Multinational Trading Corp., a Florida corporation ("MTC"), MTC and IDI are companies with overlapping but not identical management. In October 1995, MTC made additional advances of $75,000 to the Company. The Company repaid the $375,000, plus interest accrued thereon and transaction fees, with a portion of the $3,000,000 it received from IDI in the transaction described immediately below. In November 1995, pursuant to a Note and Preferred Stock Purchase Agreement, dated as of November 20, 1995 (the "1995 Agreement"), the Company and FYI issued to IDI $2,950,000 principal amount of 10% Senior Notes due June 30, 1998 (the "1995 Notes"). Additionally, the Company issued to IDI 500 shares of Series A Preferred for $50,000 and Common Stock Purchase Warrants (the "1995 Warrants") entitling IDI to purchase shares of the Company's Common Stock equivalent to 40% of the fully diluted shares of Common Stock outstanding on November 20, 1995. The exercise price of the 1995 Warrants was $1.12 per warrant share, which represented the estimated consolidated per share book value per issued and outstanding share of the Company on the date of the 1995 Agreement. The exercise price of the 1995 Warrants was $1.12 per warrant share, which represented the estimated consolidated per share book value per issued and outstanding share of the Company on the date of the 1995 Agreement. The exercise price of the 1995 Warrants was subsequently reduced to $.075 per warrant share as described below. The 1995 Warrants may be exercised at any time prior to November 20, 2005.

        The terms of the Series A Preferred give the holder of the Series A Preferred the right to designate four of the Company's Board of Directors. IDI has appointed Messrs. Geller, Porter and Shutler as its designees on the Board of Directors and has the right to elect a director to fill one of the two current vacancies on the Board.

        Pursuant to a Note and Preferred Stock Purchase Agreement, dated as of May 14, 1996 (the "1996 Agreement"), as amended, the Company and FYI agreed to issue up to $1,200,000 aggregate principal amount of 10% Senior Notes Due June 30, 1998 (the "1996 Notes" and together with the 1995 Notes, the "Notes") in a series of purchases of such 1996 Notes between the Closing Date (as defined) and September 15, 1996. Each purchase of 1996 Notes was contingent upon the Company and FYI meeting certain minimum performance targets.

IDI also purchased 500 shares of Series B Preferred, for $50,000 and received Common Stock Purchase Warrants (the "1996 Warrants" and together with the 1995 Warrants, the "Warrants"). The 1996 Warrants have an exercise price of $.075 per warrant share and are exercisable until November 20, 2005.

        On May 30, 1996, IDI purchased $371,712 principal amount of 1996 Notes, of which $271,712 was used to repay principal and interest on certain interim loans made to the Company and FYI by IDI and IDI-related entities in April 1996. IDI purchased an additional $250,000, $100,000, $150,000 and $180,000 principal amount of 1996 Notes in June, July, and August, 1996 and January 1997, respectively.

        The 1995 Agreement and the 1995 Warrants were amended in 1996 to conform to the provisions of the 1996 Agreement and the 1996 Warrants, and the exercise price of the 1995 Warrants was reduced to $.075, the exercise price of the 1996 Warrants.

        The issuance of the 1996 Warrants and the Series B Preferred triggered the anti-dilution provisions of the 1995 Warrants and the Series A Preferred, resulting in the 1995 Warrants and the Series A Preferred being exercisable for and convertible into 3,914,882 shares of Common Stock and 238,095 shares of Common Stock, respectively, as of May 14, 1996. Additionally, the 1996 Warrants were exercisable for 53,286,228 shares of Common Stock, and the Series B Preferred was convertible into 666,666 shares of Common Stock. On a fully-diluted basis, IDI held Warrants and Preferred Stock exercisable for and convertible into 58,105,871 shares of Common Stock.

        The authorized Common Stock of the Company consists of 10,000,000 shares, all of which are issued and outstanding or reserved for issuance pursuant to outstanding warrants or stock option plans, before taking into account the Preferred Stock and the 1996 Warrants.

        Pursuant to the terms of the 1996 Agreement, the Company agreed that by October 31, 1996 it would take all corporate action, including stockholder action including obtaining stockholder approval, necessary to authorize and reserve for issuance a number of shares of Common Stock at least equal to the number of shares of Common Stock into which the Series A Preferred, Series B Preferred, 1996 Warrants as well as the other outstanding warrants may be converted or exercised. Originally, failure of the Company to take all corporate action necessary to authorize and reserve for issuance the number of share of Common Stock underlying all of the foregoing Stock by October 31, 1996 constituted a breach of a restrictive covenant in the 1996 Agreement, which could have caused, among other things, acceleration of the 1996 Notes. The October 31, 1996 deadline has been extended to May 1, 1997.

        In addition, the 1996 Warrants and the other warrants issued in connection with the 1996 financing transaction were to become exercisable upon the earlier to occur of October 31, 1996 and the date on which all such corporate and stockholder actions were taken by the Company. The October 31, 1996 date has been extended to May 1, 1997.

        The Notes bear interest at the rate of 10% per annum, payable monthly. The 1996 Notes provide for principal payments of $500,000 on March 31, June 30, September 30 and December 31, 1997 and March 31, 1998. On January 15, 1997, the due date for the March 31,

1997 principal payment was extended to no later than May 1, 1997. The 1996 Notes are payable in five equal quarterly installments commencing June 30, 1997. The remaining principal is due and payable on June 30, 1998. The 1996 Agreement amended the 1995 Agreement to allow the Company to defer interest payments due between May 31, 1996 and December 31, 1996, if the combined operating cash flow of the Company and FYI is negative, provided that monthly interest payments must be made in months where the combined operating cash flow of the Company and FYI is positive and that all deferred accrued and unpaid interest shall be paid in full on or before December 31, 1996. On January 15, 1997, the interest deferral was extended from December 31, 1996 to not later than May 1, 1997.

        The Notes are subject to mandatory redemption (in whole or in part) under certain circumstances, including upon receipt of proceeds from the issuance of equity by the Company or FYI (subject to certain exceptions) or proceeds of a sale or other disposition of assets (other than sales of inventory in the ordinary course of business, certain sales of obsolete or worn out equipment and certain approved sales). Holders of the Notes have a put right enabling them to cause the Company and FYI to repurchase the Notes, at par, in the event of a sale, merger, change of control or the public offering of securities involving the Company of FYI.

        Substantially all of the assets of the Company and FYI are pledged as collateral for the Notes. The holder of the Notes has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under 1995 Agreement or the 1996 Agreement which is not timely cured or waived. The Company and FYI are subject to various restrictive covenants, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, transactions with affiliates and consolidation, merger and sale of assets. The Company and FYI also must satisfy certain financial tests during the term of the Agreement, including the maintenance of certain mandatory net worth and earnings levels, determined at the end of each calendar quarter. The failure to comply with the restrictive covenants or pass the financial tests constitute an event of default under the 1995 Agreement and the 1996 Agreement. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco International, Inc. (see Notes to Consolidated Financial Statements - Subsequent Events).

        The holders of the Preferred Stock are entitled to receive dividends of $10 per share per annum prior to the distribution of any dividends to the holders of Common Stock. Dividends accrue whether or not declared by the Board of Directors of the Company. The Preferred Stock is subject to optional redemption by the Company, at a redemption price of $100 per share plus any accrued dividends. The Preferred Stock is convertible at any time, in whole or in part, into shares of Common Stock, at a per share conversion equal to the higher of the current market or book value of the Common Stock at the date of conversion. The holders of the Series A Preferred, voting as a class, are entitled to elect four of the Company's directors. In the event of a change of control, as defined in the 1995 Agreement and the 1996 Agreement, the Company must offer to redeem the Preferred Stock. The sale of the FYI assets constitutes a change of control because the Company is selling a substantial amount of its assets. If a change of control occurs, the Company must offer to redeem the Series A Preferred and the Series B Preferred for $100 per share in addition to any accrued dividends, which currently amount to $7,500 for the Series A Preferred and $5,000 for the Series B Preferred. The stockholder of the Series A Preferred and the Series B Preferred has 30 days from the date of the change of control to elect redemption of the Preferred shares.

        IDI also received certain registration rights with respect to the Warrants, the shares of Common Stock issuable upon conversion of the Preferred Stock and the shares of Common Stock issuable upon exercise of the Warrants.

        The 1996 Agreement was conditioned upon settlement of a suit brought by the Company against its former outside accounting firm and certain individual defendants entitled Styles On Video, Inc. v. Kellogg & Andelson, et al.,
                    ---------------------------------------------------
Superior Court of the State of California, County of Los Angeles, Case No. BC 14268. Pursuant to the settlement of such suit, Kellogg & Andelson agreed to pay $1,700,000 to the Company (the "Kellogg Settlement"). The funds were released from escrow upon the settlement of the Class Action, as described below, in July 1996. Of the Kellogg Settlement proceeds, $870,000 was applied to repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the Kellogg Settlement to the Company were $430,000, which was added to the Company's general working capital. In April 1995, the Company settled a class action suit which was filed against the Company and certain of its officers and directors in 1994 (the "Class Action") as well as a shareholders' derivative suit which named the directors and certain of the officers of the Company (the "Class Action Settlement"). Pursuant to the Class Action Settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of Common Stock and the Company recorded a promissory note in the principal amount of $250,000. The exercise price on the warrants is $.075 per share and the warrants are redeemable by the Company at any time over the five-year life of the warrants for $5 per warrant. The Company's director and officer liability insurance carriers also agreed to pay to the plaintiff class $2,250,000. With regard to the derivative suit, Guy de Vreese surrendered 250,000 shares of the Company's Common Stock and options for 150,000 shares of the Company's Common Stock. The shares of Common Stock are to be distributed to the plaintiff class and the options were canceled.

        The Company and FYI have guaranteed each other's obligations under the 1995 Agreement and the 1996 Agreement.

        On January 15, 1997, the Company, FYI and IDI entered into several agreements (the "January 1997 Agreements"). The Company and IDI entered into a Securities Exchange Agreement (the "Exchange Agreement") which provided for the issuance of 4,347,427 shares of its Common Stock to IDI in exchange for all of the 1995 Warrants and for 1996 Warrants with respect to 1,867,029 shares of Common Stock. IDI remains the holder of 1996 Warrants for 51,419,199 shares of Common Stock.

        In addition, the Company, FYI and IDI agreed to increase the amounts borrowed under the 1996 Notes by $180,000 to a total of $1,200,000. At the same time, the obligation represented by the Bridge Note dated September 19, 1996, as amended (the "Bridge Note"), between the Company, FYI and IDI, was decreased by $180,000 under the Seventh Amendment to Bridge Note, dated January 15, 1997 (the "Seventh Amendment"), form up to $1,157,000 to up to $977,000. Each successive amendment to the Bridge Note, including the Seventh Amendment, amended the due date and the amounts due pursuant to the Bridge Note. The due date of the Seventh Amendment was extended to not later than May 1, 1997. As of January 31,

1997, the Company has borrowed $927,000 pursuant to the Bridge Note and is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. Substantially all of the assets of the Company and FYI are pledged as collateral for the Bridge Note. IDI has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under the Bridge Note which is not timely cured or waived. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco in connection with the sale of the FYI business. See Notes to Consolidated Financial Statements - Subsequent Events.

        The Company, FYI and IDI also entered into a General Amendment and Waiver Agreement to (i) amend specific provisions of the 1995 Agreement, the 1996 Agreement, the 1996 Warrants, and the Certificate of Designation for Series B Preferred Stock of SOV (collectively, the "Agreements"), and (ii) waive each of the breaches or defaults with respect to specific provisions of the Agreements as of January 15, 1997. The amendments extended: (i) the date by which the Company must take all corporate action necessary to authorize and reserve for issuance the number of shares of Common Stock into which the Series B Preferred Stock and 1996 Warrants may be converted or exercised from October 31, 1996 to not later than May 1, 1997; (ii) the deferral of interest payments due pursuant to the Notes from December 31, 1996 to not later than May 1, 1997; and (iii) extended the first principal repayment date of the 1995 Notes from March 1, 1997 to no later than May 1, 1997. In addition, the amendments reduced certain minimum performance targets in the 1995 Agreement and 1996 Agreement.

        The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by 5:00 p.m., Los Angeles time, on April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005.

        If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 39,342,461 (pre-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 51,419,199 (pre-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 43,689,888 (pre-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the date of the second exchange, April 15, 1997.

        Cancellation of Certain FYI Common Stock. In connection with the transactions contemplated by the 1996 Agreement, Dana Arnold, the then-President of FYI, exchanged his shares of FYI common stock (20% of the outstanding shares) for warrants exercisable for 7,749,449 shares of the Common Stock of the Company. The shares of FYI previously held by Arnold were canceled. As a result of such transaction, FYI is now a wholly owned subsidiary of the Company. Due to the triggering of certain provisions by the Exchange

Agreement, the warrants became exercisable for 7,597,508 shares of the Company's Common Stock.

        Loan to Affiliate of Former Director. In April 1995, H.J. Meyers & Co. ("Meyers Co."), the underwriter of the Company's initial public offering (and of which Harold J. Meyers, a former Board member, was chairman), repaid the remaining outstanding amount of a $648,000 loan, which was collateralized by 62,000 shares of Common Stock (the "Warrant Loan"). The Warrant Loan was made so that Meyers & Co. might exercise certain common stock purchase warrants which it was issued in connection with the Company's initial public offering.

        Loan Transaction With Former Chief Executive Officer.   In December
1994, the Company received a $200,000 advance from Guy de Vreese, the then-Chief Executive Officer of the Company. Approximately $150,000 was repaid during the three months ended March 31, 1995 and approximately $50,000 of this advance, which was not memorialized in a written document, was outstanding as of December 31, 1995. In July 1996, the Company was released from the obligation in connection with the Class Action Settlement.

        Consulting Agreement.   The Company entered into a consulting agreement
(the "Consulting Agreement") with an individual who later became its Chief Executive Officer, for services relating to the Company's business. In exchange for the services, the Company is obligated to pay the consultant $12,500 per month plus expenses. In addition, pursuant to the Consulting Agreement, the Company issued warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $0.75 per share, which management believes represents the fair market value at the date of issuance. The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants. The Consulting Agreement terminated and warrants ceased vesting on August 1, 1996, at which time the Company entered into an employment agreement with the consultant.

        Loan Transaction with Dycam.   In December 1994, Dycam made a secured
loan of $500,000 to the Company. Dycam determined that extending this loan was in the best interest of Dycam and its stockholders, as the loan enabled the Company to continue funding FYI, and thereby supported the development and manufacture of the specialized digital camera which FYI would purchase from Dycam. In January 1995, Dycam made an additional secured loan of $500,000 to the Company. The two loans have been memorialized in a single note (the "Secured Note") which bears interest at the prime rate plus two percentage points and called for payments of interest only for eight months with all principal and accrued interest due and payable on September 1, 1995. In connection with the 1995 Agreement, Dycam extended the maturity date of the Secured Note to December 31, 1998. The Company has made all interest payments on the Secured Note in a timely fashion. The note is secured by a first priority interest in the 1,916,667 shares of Dycam's common stock owned by the Company. If the Company should default on its obligation pursuant to the Notes, Dycam may not be repaid under the Secured Note and will be entitled to receive back up to the 1,916,667 shares of Dycam's common stock held by the Company.

        Issuance of Warrants to Director. In May 1996, the Company issued warrants to purchase 80,000 shares of SOV's common stock to Ann Ehringer representing the Independent

Committee in connection with the 1996 Agreement. The exercise price is $.075 per warrant. The warrants vest 40,000 in May 1996 and 40,000 in April 1997. The Company has granted the warrant holder certain registration rights related to these warrants.

        Intercompany Transactions Between FYI and Dycam.   Under the terms of an
agreement with FYI, Dycam has agreed to provide FYI an exclusive right to use Dycam technology in the hospital baby portrait market through April 2005. FYI has received the option to purchase up to 5,000 Dycam cameras at predetermined prices and to receive continual upgrades of camera technology and has agreed to pay Dycam fees of 7.5% of net sales from all hospitals using FYI portrait services. Dycam agreed to defer this fee until the earlier of the first month in which FYI has positive operating cash flow and April 30, 1997. If FYI has its camera system manufactured by someone other than Dycam, FYI has agreed to pay to Dycam a "Camera Technology Fee" for each camera installed in a hospital served by FYI, instead of the 7.5% royalty described above. Dycam earned approximately $32,000 under this agreement in the year ended December 31, 1995. Dycam has also agreed to finance the first 150 cameras bought by FYI for terms of 36-48 months with equal monthly payments of principal and interest, with interest computed at a rate of 2% over the Wall Street Journal prime rate. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships. See Notes to Consolidated Financial Statements - Subsequent Events.

        Employees' Salary Deferral.   From August 1, 1995 to October 15, 1995,
eight FYI employees, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and three Vice Presidents, agreed to defer 100% of their salaries to improve FYI's cash flow and provide funds needed for operations as negotiations were occurring between the Company and MTC and IDI for the Companies to secure the financing described above. In November 1995, the employees were repaid the amounts advanced in full, together with accrued interest calculated at the rate of 10% per annum.

        Stock Options. In May 1996, certain stock options previously granted to certain of the Company's officers, and employees were repriced from $3.00-$8.67 to $.075 per share, the fair market value as determined at the date of the repricing.

        Lease of Executive Offices. From January to April 1996, the Company's executive offices were located at 101 Hodencamp Road, Thousand Oaks, CA 91360, pursuant to a month-to-month sublease with rental payments of approximately $1,000 per month, which approximated the current market rental rate for such space. FYI's then-Chief Executive Officer is a significant stockholder and officer of the privately-held company which subleases the executive offices to FYI. The lease was terminated in April 1966.

        Other. For other Related Party Transactions see "Item 10 - Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) See the Exhibit Index hereto which begins on p. 92.

        (b) Reports on Form 8-K.

        Since the end of the Company's fiscal year ended December 31, 1994, the Company has filed the following reports on Form 8-K:

        Form 8-K, dated November 21, 1995, reporting IDI's investment in the Company.

        Form 8-K, dated March 29, 1996, reporting the resignation of Coopers & Lybrand L.L.P., the Company's independent public accountants. The report provides that there have been no disagreements with respect to accounting principles, in connection with Coopers and Lybrand's audits for the year ended December 31, 1994, or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused Coopers & Lybrand to make reference to such disagreements in their report.

        Form 8-K, dated May 14, 1996 reporting IDI's additional investment in the Company.

        Form 8-K, dated June 17, 1996 reporting the engagement of Corbin & Wertz as the Company's independent accountants.

        Form 8-K, dated July 18, 1996 reporting the Company's delisting from the American Stock Exchange effective August 2, 1996; and the resignation of Jeffrey Safchik as the Company's Chief Executive Officer, Treasurer, Secretary and Chairman of the Board. Mr. Safchik also resigned from the Boards of Directors of the Company's subsidiaries Dycam and FYI.

        Form 8-K, dated August 26, 1996 reporting the appointment of K. Eugene Shutler as the Company's Chief Executive Officer, President and Chairman of the Board; and the appointment of Nancy H. Galgas as the Company's Secretary and Treasurer and James E. O'Brien as the Company's Vice President.

        Form 8-K, dated December 19, 1996, reporting the resignation of Dana I. Arnold as the Chief Executive Officer, President, Secretary and Member and Chairman of the Board of the Company's subsidiary FYI; the appointment of K. Eugene Shutler as FYI's Chief Executive Officer, Secretary and Chairman of the Board; and the appointment of James E. O'Brien as FYI's President and Nancy H. Galgas as FYI's treasurer. Mr. Arnold also resigned as a member of the Company's Board of Directors.

        Form 8-K, dated January 15, 1997, reporting a change in control resulting from the Exchange of 4,347,427 shares of the Company's stock for Series A and B warrants, held by IDI.

        Form 8-K, dated February 4, 1997, reporting the execution of definitive agreements with an effective date of January 31, 1997 to sell the assets of FYI to Hasco International, Inc.

                                 SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                STYLES ON VIDEO, INC.
                (Registrant)

                By:  /s/ K. Eugene Shutler
                   --------------------------------
                K. Eugene Shutler
                Chief Executive Officer

                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Eugene Shutler and Nancy H. Galgas, or any one of them, their attorney-in-fact and agent, with full power of substitution, for them in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                      Title                     Date
       ---------                      -----                     ----
 /s/ K. Eugene Shutler    Chairman of the Board and        March 21, 1997
----------------------    Chief Executive Officer
   K. Eugene Shutler      (Principal Executive Officer)

  /s/ Nancy H. Galgas     Chief Financial Officer          March 21, 1997
----------------------    (Principal Accounting Officer
    Nancy H. Galgas       and Secretary)

  /s/ Marshall Geller     Director                         March 21, 1997
----------------------
    Marshall Geller

  /s/ John A. Edling      Director                         March 21, 1997
----------------------
    John A. Edling

   /s/ Barry Porter       Director                         March 21, 1997
----------------------
     Barry Porter

  /s/ Ann Ehringer        Director                         March 21, 1997
----------------------
     Ann Ehringer


                                 EXHIBIT INDEX

                                                                                               Sequential
Exhibit No.                               Document                                               Page No.
-----------                               --------                                             ----------
3.1              Certificate of Incorporation of Styles on Video, Inc. (Incorporated by
                 reference to Exhibit 3.1 to Styles on Video, Inc.'s Registration
                 Statement on Form SB-2 (File No. 3357706LA)

3.2              By-Laws of Styles on Video, Inc. (Incorporated by reference to Exhibit
                 3.4 Styles on Video, Inc, issued in the name of International Digital
                 Investors, L.P., dated as of May 15, 1996 (Incorporated by reference to
                 Exhibit K to International Digital Investors, L.P.'s Form 13-D, dated
                 June 5, 1996)

3.3              Amended Certificate of Designation of Series B Preferred Stock of Styles
                 on Video, Inc., dated as of May 28, 1996 (Incorporated by reference to
                 Exhibit J to International Digital Investors, L.P.'s Form 13-D, dated
                 June 5, 1996)

3.4              Certificate of Designation of Series A Preferred Stock of Styles on
                 Video, Inc., dated November 9, 1995 (Incorporated by reference to
                 Exhibit 4.3 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

4.1              Form of Warrant Certificate for Series B Warrants, representing
                 Warrants to purchase shares of Common Stock of Styles on Video, Inc., issued in the name of International Digital Investors, L.P. (Incorporated by reference to Exhibit L to International Digital Investors, L.P.'s Form
                 13-D, dated June 5, 1996), see Schedule 4.1

4.2              Amended and Restated Warrant Certificate for Series A Warrants,
                 representing Warrants to purchase 3,914,882 shares of Common Stock of
                 Styles on Video, Inc, issued in the name of International Digital
                 Investors, L.P., dated as of May 15, 1996 (Incorporated by reference to
                 Exhibit K to International Digital Investors, L.P.'s Form 13-D, dated
                 June 5, 1996)

4.3              Warrant Certificate, representing 7,747,449 Warrants to purchase the
                 Common Stock of Styles on Video, Inc., issued in the name of Dana I.
                 Arnold, dated as of May 15, 1996 (Incorporated by reference to Exhibit C to Exhibit H to International Digital Investors, L.P.'s Form 13-D, dated
                 June 5, 1996)

4.4              Form of Warrant Certificate, representing Warrants to purchase the
                 Common Stock of Styles on Video, Inc., see Schedule 4.4

10.1             Note and Preferred Stock Purchase Agreement, dated as of May 14, 1996, by and among Styles on Video, Inc., Forever Yours, Inc. and
                 International Digital Investors, L.P. (Incorporated by reference to
                 Exhibit H to International Digital Investors, L.P.'s Form 13-D, dated
                 June 5, 1996)

                                                                                           Sequential
Exhibit No.                               Document                                          Page No.
-----------                               --------                                         ----------
10.2           10% Bridge Note, dated as of September 19, 1996, by Styles on Video,
               Inc. and Forever Yours, Inc., in favor of International Digital
               Investors, L.P.

10.3           Amended and Restated Registration Rights Agreement, dated as of May 15,
               1996, by and between Styles on Video, Inc. and International Digital
               Investors, L.P. (Incorporated by reference to Exhibit M to International
               Digital Investors, L.P.'s Form 13-D, dated June 5, 1996)

10.4           Security Agreement, dated as of May 15, 1996, by and between Styles on
               Video, Inc. and International Digital Investors, L.P. (Incorporated by
               reference to Exhibit I to Exhibit H to International Digital Investors,
               L.P.'s Form 13-D, dated June 5, 1996)

10.5           Security Agreement, dated as of May 15, 1996, by and between Forever
               Yours, Inc. and International Digital Investors, L.P. (Incorporated by
               reference to Exhibit H to Exhibit H to International Digital Investors,
               L.P.'s Form 13-D, dated June 5, 1996)

10.6           Pledge Agreement by and between Styles on Video, Inc., and International
               Digital Investors, L.P., dated as of May 15, 1996 (Incorporated by reference to Exhibit C to Exhibit H to International Digital Investors,
               L.P.'s Form 13-D, dated June 5, 1996)

10.7           Guaranty by Styles on Video, Inc. in favor of International Digital
               Investors, L.P., dated as of May 15, 1996 (Incorporated by reference to
               Exhibit K to Exhibit H to International Digital Investors, L.P.'s Form
               13-D, dated June 5, 1996)

10.8           Employment Agreement, dated as of August 1, 1996, by and between Styles on Video, Inc. and K. Eugene Shutler

10.9 Styles on Video, Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit B to Styles on Video, Inc.'s Preliminary Proxy
               Statement, as filed with the SEC on February 21, 1997)

10.10          Amended and Restated Employment Agreement, dated as of May 15, 1996, by and between Dana I. Arnold and Forever Yours, Inc (Incorporated by
               reference to Exhibit O to Exhibit H to International Digital Investors,
               L.P.'s Form 13-D, dated June 5, 1996).

10.11          Guaranty by Forever Yours, Inc. in favor of International Digital
               Investors, L.P. dated as of May 15, 1996 (Incorporated by reference to
               Exhibit J to Exhibit H to International Digital Investors, L.P.'s Form
               13-D, dated June 5, 1996)

                                                                                             Sequential
Exhibit No.                          Document                                                 Page No.
-----------                          --------                                                ----------
10.12            Second Amendment to Note and Preferred Stock Purchase Agreement and
                 Waiver, dated as of May 15, 1996, by and among Styles on Video, Inc.,
                 Forever Yours, Inc. and International Digital Investors, L.P.
                 (Incorporated by reference to Exhibit G to International Digital
                 Investors, L.P.'s Form 13-D, dated June 5, 1996)

10.13            First Amendment to Additional Note and Preferred Stock Purchase Agreement
                 and Waiver, dated as of May 15, 1996, by and among Styles on Video, Inc.,
                 Forever Yours, Inc. and International Digital Investors, L.P.
                 (Incorporated by reference to Exhibit I to International Digital
                 Investors, L.P.'s Form 13-D, dated June 5, 1996)

10.14            Registration Rights Agreement, dated as of May 14, 1996, by and between
                 Styles on Video, Inc. and Dana I. Arnold

10.15            Dycam Override Deferral Agreement, dated as of May 15, 1996, by and among
                 Styles on Video, Inc., Forever Yours, Inc., International Digital
                 Investors, L.P. and Dycam Inc. (Incorporated by reference to Exhibit N to
                 Exhibit H to International Digital Investors, L.P.'s Form 13-D, dated
                 June 5, 1996)

10.16            Consulting Agreement, dated as of April 19, 1996, by and among Styles on
                 Video, Inc., Forever Yours, Inc. and K. Eugene Shutler (Incorporated by
                 reference to Exhibit O to International Digital Investors, L.P.'s Form
                 13-D, dated June 5, 1996)

10.17            Consulting Agreement, dated as of May 15, 1996, by and among Styles on
                 Video, Inc., Forever Yours, Inc. and Brymarc Management (Incorporated by
                 reference to Exhibit N to International Digital Investors, L.P.'s Form
                 13-D, dated June 5, 1996)

10.18            10% Senior Note, dated as of May 14, 1996, by Styles on Video, Inc. and
                 Forever Yours, Inc. in favor of International Digital Investors, L.P.
                 (Incorporated by reference to Exhibit B to Exhibit H to International
                 Digital Investors, L.P.'s Form 13-D, dated June 5, 1996)

10.19            Form of Registration Rights Agreement, see Schedule 10.19

10.20            Full Release and Settlement Agreement, dated as of May 29, 1996, by and among Styles Video, Inc., Dycam Inc. Styles Servicing, Inc., Forever
                 Yours, Inc. International Digital Investors, L.P., Kellogg & Andelson,
                 Thomas D. Leaper, James F. Walters, William T. Wall, Fred S. Flax and CPA
                 Mutual Insurance Company of America Risk Retention Group

                                                                      Sequential
Exhibit No.           Document                                         Page No.
-----------           --------                                        ----------


10.21 Stipulation of Settlement of Class Action and Derivative Claims, dated as of April 14, 1995, by and between Styles On Video, Inc. and The Class Members and Derivative Claims.

10.22 Amendment and Waiver Agreement to 10% Bridge Note, dated as of October 15, 1996, by and among Styles on Video, Inc., Forever Yours, Inc. and International Digital Investors,
        L.P..................................................................

10.23 Second Amendment to Bridge Note, by and among Styles on Video, Inc, Forever Yours, Inc, and International Digital Investors, L.P., dated October 25, 1996

10.24 Third Amendment to Bridge Note, by and among Styles on Video, Inc, Forever Yours, Inc, and International Digital Investors, L.P., dated November 18, 1996

10.25 Fourth Amendment to Bridge Note, by and among Styles on Video, Inc, Forever Yours, Inc, and International Digital Investors, L.P., dated December 11, 1996

10.26 Fifth Amendment to Bridge Note, by and among Styles on Video, Inc, Forever Yours, Inc, and International Digital Investors, L.P., dated December 27, 1996

10.27 Sixth Amendment to Bridge Note, by and among Styles on Video, Inc, Forever Yours, Inc, and International Digital Investors L.P., dated January 13, 1997

10.28 10% Promissory Note, dated as of January 21, 1997, by and between Forever Yours, Inc. and Hasco International, Inc.

10.29 Amendment and Waiver Agreement, dated as of February 13, 1997, by and among Styles on Video, Inc., Forever Yours, Inc., and K. Eugene Shutler


10.30 Amendment and Waiver Agreement, dated as of February 13, 1997, by and among Styles on Video, Inc., Forever Yours, Inc. and Ann Graham Ehringer


10.31 Letter Agreement dated as of January 15, 1997 by and among Styles on Video, Inc., Forever Yours, Inc. and International Digital Investors, L.P increasing the principal amount borrowed pursuant to the Note and Preferred Stock Purchase Agreement, dated as of May 14, 1996

                                                                      Sequential
Exhibit No.           Document                                         Page No.
-----------           --------                                        ----------

10.32 Securities Exchange Agreement by and between Styles on Video, Inc. and International Digital Investors, L.P., dated as of January 15, 1997

10.33 Seventh Amendment to Bridge Note, by and among Styles on Video, Inc., Forever Yours, Inc., and International Digital Investors, L.P., dated as of January 15, 1997

10.34 General Amendment and Waiver Agreement, dated as of January 15 1997, by and among Styles on Video, Inc., Forever Yours, Inc. and International Digital Investors, L.P.

10.35 Letter Agreement, dated as of January 15, 1997, by and between Styles on Video, Inc. and International Digital Investors, L.P. regarding Warrants exercised in excess of authorized and unissued shares of Common Stock

10.36 Warrant Certificate for Series D Warrants representing Warrants to purchase 61,803,850 shares of Common Stock of Styles on Video, Inc., issued in the name of International Digital Investors, L.P., dated as of January 15, 1997

10.37  Termination and Settlement Agreement by and among Forever Yours,
       Inc., Styles on Video, Inc. and Dana I. Arnold, dated as of December 19, 1996

10.38 Asset Purchase Agreement by and among Forever Yours, Inc., Styles on Video, Inc. and Hasco International Inc., dated as of January 31, 1997

10.39 Mutual Release by and between Forever Yours, Inc. and Hasco International, Inc., dated as of February 4, 1997

10.40 Mutual Release by and between Styles on Video, Inc. and Hasco International, Inc., dated as of February 4, 1997

10.41 Mutual Release by and between Dycam, Inc. and Hasco International, Inc. dated as of February 4, 1997

10.42 Loan Agreement by and among Forever Yours, Inc., Styles on Video, Inc. and Hasco International, Inc., dated as of January 31,
       1997

10.43 Revolving Note by and between Forever Yours, Inc. and Hasco International, Inc. dated as of January 31, 1997

10.44 Security Agreement by Forever Yours, Inc. in favor of Hasco International, Inc. dated as of January 31, 1997

                                                                      Sequential
Exhibit No.           Document                                         Page No.
-----------           --------                                        ----------

10.45 Note and Preferred Stock Purchase Agreement, dated as of November 20, 1995, between Styles on Video, Inc., Forever Yours, Inc. and International Digital Investors, L.P. (Incorporated by reference to Exhibit 10.1 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31,
       1994)

10.46 10% Senior Note, dated November 20, 1995, by Styles on Video, Inc. and Forever Yours, Inc. in favor of International Digital Investors, L.P. (Incorporated by reference to Exhibit 10.2 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.47 Registration Rights Agreement, dated November 20, 1995, between Styles on Video, Inc. and International Digital Investors, L.P. (Incorporated by reference to Exhibit 10.3 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.48 Security Agreement, dated as of November 20, 1995, between Styles on Video, Inc. and International Digital Investors, L.P. (Incorporated by reference to Exhibit 10.4 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.49 Pledge Agreement between Styles on Video, Inc. and International Digital Investors, L.P., dated as of November 20, 1995 (Incorporated by reference to Exhibit 10.8 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.50 Guaranty by Styles on Video, Inc. in favor of International Digital Investors, L.P., dated as of November 20, 1995 (Incorporated by reference to Exhibit 10.9 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.51 Amended and Restated Promissory Note, dated January 25, 1995, by Styles on Video, Inc. in favor of Dycam Inc. (Incorporated by reference to Exhibit 10.10 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.52 Letter Agreement, dated April 12, 1995 by and among Dycam Inc., Forever Yours, Inc. and Styles on Video, Inc. (Incorporated by reference to
       Exhibit 10.50 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.53 Letter Agreement, dated May 10, 1995, by and among Dycam Inc., Forever Yours, Inc. and Styles on Video, Inc. (Incorporated by reference to
       Exhibit 10.51 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

                                                                      Sequential
Exhibit No.           Document                                         Page No.
-----------           --------                                        ----------

10.54 Letter Agreement between Styles on Video, Inc. and Dycam re: Extension of Dycam Note, dated November 9, 1995 (Incorporated by reference to Exhibit
       10.57 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.55 Assignment of Patent Application from Dana Arnold to Forever Yours, Inc., dated November 18, 1995 (Incorporated by reference to Exhibit 10.66 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31,
       1994)

10.56 Guaranty by Forever Yours, Inc. in favor of International Digital Investors, L.P., dated as of November 20, 1995 (Incorporated by reference to Exhibit 10.67 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.57 First Amendment to Note and Preferred Stock Purchase Agreement and Waiver, dated March 12, 1996, between Styles on Video, Inc., Forever Yours, Inc. and International Digital Investors, L.P. (Incorporated by reference to Exhibit 10.70 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994)

10.58   Form of Master Lease Agreement, see Schedule 10.58

10.59 Letter Agreement dated as of May 24, 1995, by and between Styles on Video, Inc. and Interactive Video Systems, Inc.

10.60 Employment Agreement dated as of December 20, 1996, by and between Dycam Inc. and Ronald N. Iverson

16.1 Letter from Coopers & Lybrand L.L.P., dated March 29, 1996, resigning as accountants for Styles on Video, Inc.

21.1    List of Subsidiaries of Styles on Video, Inc.

23.1    Consent of Corbin & Wertz

23.2    Consent of Coopers & Lybrand L.L.P.

27.1    Financial Data Schedule

                                  SCHEDULE 4.1


Form:

 Warrant Certificate for Series B Warrants, representing Warrants to purchase 53,286,228 shares of Common Stock of Styles on Video, Inc., issued in the name of International Digital Investors, L.P., dated as of May 15, 1996.


 (a) Warrant Certificate for Series B Warrants representing Warrants to purchase 51,419,199 shares of Common Stock of Styles on Video, Inc., issued in the name of International Digital Investors, L.P., dated as of January 15, 1997.

     Differences from Form Warrant Certificate are:

     (1)  Date:  January 15, 1997

     (2)  Number of Shares Underlying the Warrants: 51,419,199

     (3) Language stating that the 51,419,199 Warrants to replace the 53,286,228 Warrants issued on May 15, 1996.

                                  SCHEDULE 4.4


Form:

 Warrant Certificate, representing C-2 Warrants to purchase 250,000 shares of Common Stock of Styles on Video, Inc., issued in the name of K. Eugene Shutler, dated as of May 15, 1996.

 (a) Warrant Certificating, representing C-1 Warrants to purchase 80,000 shares of Common Stock of Styles on Video, Inc., issued in the name of Dr. Ann Graham Ehringer, dated as of May 15, 1996.

     Differences from Form Warrant Certificates are:

     (1) Name: Dr. Ann Graham Ehringer

     (2) Number of Shares Underlying the Warrants: 80,000

     (3) Consideration for Warrants: Services as Chairman of the Joint Independent Committee of Directors of the Company and its subsidiary, Forever Yours, Inc., a Delaware Corporation, established to review certain transactions with International Digital Investors, L.P.

     (4) Type of Warrants: C-1

     (5) Vesting Schedule: 40,000 Warrants vested on May 15, 1996 and $40,000 Warrant will vest on April 18, 1997.

 (b) Warrant Certificate, representing C-3 Warrants to purchase 4,071,684 shares of Common Stock of Styles on Video, Inc., issued in the name of K. Eugene Shutler, dated August 1, 1996.

     Differences from Form Warrant Certificate are:

     (1) Date: August 1, 1996

     (2) Number of Shares Underlying the Warrants: 4,071,684

     (3) Consideration of Warrants: Executive services in connection with his Employment Agreement.

     (4) Type of Warrants: C-3

     (5) Vesting Schedules: Four percent (4%) of the Warrants vested on August 1, 1996; and, so long as Initial Holder is employed by the Company pursuant to the Employment Agreement, four percent (4%) of the Warrants have vested and shall vest on the first day of each month thereafter, until all of the Warrants shall have vested, provided however: (i) in the event the Initial Holder's employment under the Employment Agreement is terminated for cause (as defined in the Employment Agreement) or Initial Holder terminates his employment voluntarily in the absence of a breach of the Employment Agreement by the Company, no further vesting of the Warrants shall occur from and after the date of such termination;
        (ii) in the event Initial Holder's employment by the Company pursuant to the Employment Agreement is terminated without cause, or if Initial Holder terminates his employment pursuant to the Employment Agreement voluntarily because of a breach of the Employment Agreement by the Company, all of the Warrants shall vest immediately; and (iii) in the event the Employment of the Initial Holder is terminated within six months after the occurrence of a Change of Control (as defined in the Employment Agreement), the Warrants shall continue to vest in accordance with the vesting schedule set forth above and the requirement that Initial Holder be employed by the Company shall be waived.

                                 SCHEDULE 10.19


Form:

 Registration Rights Agreement, dated as of May 15, 1996, by and between Styles on Video, Inc. and K. Eugene Shutler.

 (a) Registration Rights Agreement, dated as of May 15, 1996, by and between Styles on Video, Inc. and Dr. Ann Graham Ehringer.

     Differences from Form Registration Rights Agreement are:

     (1)  Name: Dr. Ann Graham Ehringer

     (2) Consideration for Warrants: Services as Chairperson of the Independent Committee to review certain transactions with International Digital Investors, L.P.

     (3)  Number of Shares Underlying Warrant: 80,000

 (b) Registration Rights Agreement, dated as of August 1, 1996, by and between Styles on Video, Inc. and K. Eugene Shutler.

     Differences from Form Registration Rights Agreement are:

     (1)  Date: August 1, 1996

     (2)  Number of Shares Underlying Warrants: 4,071,684

     (3) Reference to Warrants as "New Warrants" issued pursuant to his Employment Agreement.

                                 SCHEDULE 10.58


Form:

 Master Lease Agreement, dated December 21, 1994, between Forever Yours, Inc. and Balboa Capital Corporation (Incorporated by reference to Exhibit 10.62 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1994.)

 (a) Master Lease Agreement, dated October 10, 1995, among Forever Yours, Inc., Styles on Video, Inc. and Balboa Capital Corporation.

     Differences from Form Master License Agreement are:

     (1) Lessee:  Styles on Video, Inc. added as co-lessee

     (2) Date:  October 10, 1995

     (3) Exhibit A:   (i)   FP100 Fotoprint Printer S/N 00246AK95
                      (ii)  X-RITE Densitometer P/N 16828562-005

 (b) Master Lease Agreement, dated March 8, 1996, among Forever Yours, Inc., Styles on Video, Inc. and Balboa Capital Corporation.

     Differences from Form Master License Agreement are:

     (1) Lessee:  Styles on Video, Inc. added as co-lessee

     (2) Date:  March 8, 1996

     (3) Exhibit A:   (i)   IP4000 Color Imager/Processor
                      (ii)  High Performance Windows Toolkit
                      (iii) Spare Parts Kit