Form 10QSB
period 1996-03-31
STYLES ON VIDEO INC
filed 1997-03-24
CIK 897074

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

                               Yes [X]   No [_]

  Concurrent with the filing of this Report on Form 10-QSB, the registrant is filing all previously filed reports required to be filed under Section 13 or
               15(d) of the Exchange Act as of February 28, 1997.

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common Stock, $0.001 Par Value 8,852,759 shares as of March 21, 1997

           Transitional Small Business Disclosure Format (Check One)

                               Yes [_]    No [X]

================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             STYLES ON VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                     March 31, 1996      December 31, 1995
                                                                     --------------      -----------------
Current assets:

   Cash and cash equivalents                                          $  1,415,000         $ 2,778,000

Accounts receivable, less allowance of $266,000 and
       $267,000 at March 31, 1996 and December 31, 1995,
       respectively                                                        254,000             200,000

   Income taxes receivable                                                 327,000             327,000

   Inventories                                                             693,000             806,000

   Prepaid expenses and other current assets                               100,000             225,000
                                                                      ------------         -----------

          Total current assets                                           2,789,000           4,336,000

Property and equipment, net                                                952,000             991,000

Long-term receivables, less allowance of $106,000 and
   $577,000 at March 31, 1996 and December 31, 1995,
   respectively                                                              8,000               1,000



Goodwill, net of accumulated amortization of $596,000
   and $527,000 at March 31, 1996 and December 31, 1995,                 4,958,000           5,027,000
   respectively

Debt issuance costs, net of accumulated amortization of
 $50,000 and $13,000 at March 31, 1996 and December 31,
 1995, respectively                                                        242,000             279,000



Other assets                                                               100,000             107,000
                                                                      ------------         -----------

          Total assets                                                $  9,049,000         $10,741,000
                                                                      ============         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                   $  1,318,000         $  1,327,000

   Accrued expenses                                                        381,000              388,000

   Customer advances                                                       868,000              868,000

   Advance from stockholder                                                 48,000               48,000

   Current portion of notes payable and obligations under
       capital leases                                                      726,000              139,000
                                                                      ------------         ------------

          Total current liabilities                                      3,341,000            2,770,000

Notes payable                                                            2,533,000            3,117,000

Obligations under capital leases                                            73,000               89,000

Minority interest in consolidated subsidiary                             1,019,000            1,101,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.001; 1,000,000 shares
       authorized; 500 shares of Series A issued and outstanding
       at March 31, 1996 and December 31, 1995                                   -                    -


   Common stock, par value $.001; 10,000,000 shares
       authorized; 4,505,000 shares issued and outstanding at
       March 31, 1996 and December 31, 1995                                  4,000                4,000


   Additional paid-in capital                                           16,187,000           16,187,000

   Accumulated deficit                                                 (14,108,000)         (12,527,000)
                                                                      ------------         ------------

          Total stockholders' equity                                     2,083,000            3,664,000
                                                                      ------------         ------------

          Total liabilities and stockholders' equity                  $  9,049,000         $ 10,741,000
                                                                      ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                  Three months ended March 31
                                                                --------------------------------
                                                                    1996               1995
                                                                ------------        ------------
Revenues
   Systems and related software sales                           $    222,000        $    987,000
   Camera sales                                                      705,000             405,000
   Photography sales                                                 308,000               4,000
   Other revenues                                                     14,000              43,000
                                                                ------------        ------------
       Total revenues                                              1,249,000           1,439,000
Cost of revenues
   Cost of systems and software sold                                  31,000             592,000
   Cost of camera sales                                              543,000             347,000
   Cost of photography sales                                         148,000               4,000
   Other costs                                                             -                   -
                                                                ------------        ------------
       Total cost of revenues                                        722,000             943,000
                                                                ------------        ------------
       Gross profit                                                  527,000             496,000
Operating expenses
   Selling, general and administrative                             1,929,000           2,066,000
   Research and development                                          164,000             204,000
   Depreciation and amortization                                     140,000              98,000
                                                                ------------        ------------
       Total operating expenses                                    2,233,000           2,368,000
                                                                ------------        ------------
       Loss from operations                                       (1,706,000)         (1,872,000)
Interest expense, net                                                (65,000)             (3,000)
Minority interest in net losses of consolidated subsidiary            82,000              42,000
                                                                ------------        ------------
       Loss before income taxes and extraordinary item            (1,689,000)         (1,833,000)
Provision for income taxes                                             2,000                   -
                                                                ------------        ------------
     Loss before extraordinary item                               (1,691,000)         (1,833,000)
Forgiveness of debt, net of tax of $0                                110,000                   -
                                                                ------------        ------------
       Net loss                                                 $( 1,581,000)       $ (1,833,000)
                                                                ============        ============
Net loss per common share                                              $(.35)              $(.41)
                                                                ============        ============
Weighted average shares of common stock outstanding                4,505,000           4,505,000
                                                                ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three months ended March 31, 1996
                                  (Unaudited)

                         Series A Preferred Stock            Common Stock
                        --------------------------    --------------------------      Additional
                        No. of                        No. of                           Paid-in     Accumulated    Stockholders'
                         Shares         Par Value      Shares         Par Value        Capital       Deficit         Equity
                        ------         ---------      ----------     -----------    ------------   ------------   ------------
Balance,
December 31, 1995          500          $     -        4,505,000        $4,000       $16,187,000    $(12,527,000)  $ 3,664,000


Net loss                     -                -                -             -                 -      (1,581,000)   (1,581,000)
                           ---          -------        ---------        ------       -----------    ------------   -----------

Balance,
March 31, 1996             500          $     -        4,505,000        $4,000       $16,187,000    $(14,108,000)  $ 2,083,000
                           ===          =======        =========        ======       ===========    ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three months ended
                                                                ----------------------------------------

                                                                  March 31, 1996         March 31, 1995
                                                                -------------------      ---------------
Cash flows from operating activities:
  Net loss                                                       $(1,581,000)             $(1,833,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    153,000                   98,000
    Amortization of debt issuance costs                               37,000                        -
    Forgiveness of debt, net of tax                                 (110,000)                       -
    Minority interest in consolidated subsidiary                     (82,000)                 (42,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                            (54,000)                  (6,000)
      Income taxes receivable                                              -                   62,000
      Inventories                                                    113,000                   91,000
      Prepaid expenses and other current assets                      125,000                   90,000
      Long-term receivables and other assets                               -                  (49,000)
      Accounts payable and accrued expenses                           94,000                  133,000
                                                                 -----------              -----------
      Net cash used in operating activities                       (1,305,000)              (1,456,000)

Cash flows from investing activities:
  Purchases of property and equipment                                (45,000)                 (59,000)
                                                                 -----------              -----------
      Net cash used in investing activities                          (45,000)                 (59,000)

Cash flows from financing activities:
  Repayment of loan receivable from stockholder                            -                  120,000
  Repayment of advance from stockholder                                    -                 (150,000)
  Payment on notes payable and capital lease obligations             (13,000)                  (3,000)
                                                                 -----------              -----------
      Net cash used in financing activities                          (13,000)                 (33,000)
                                                                 -----------              -----------
      Net decrease in cash and cash equivalents                   (1,363,000)              (1,548,000)
Cash and cash equivalents, beginning                               2,778,000                4,361,000
                                                                 -----------              -----------
Cash and cash equivalents, ending                                $ 1,415,000              $ 2,813,000
                                                                 ===========              ===========

Supplemental disclosure of cash flow information:
------------------------------------------------
  Cash paid during the year for:
    Income taxes                                                 $     2,000              $         -
    Interest                                                     $    35,000              $     3,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

(1)  General

     (a) The accompanying unaudited consolidated financial statements of Styles on Video, Inc. ("SOV") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and in accordance with the instructions to Form 10-QSB. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. For more complete information, including a discussion of various factors that may affect the future financial position and results of operations of the Company, refer to the Company's Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Commission on March 24, 1997.

(2)  Related Party Transactions

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

     In September 1995, the Company and FYI received short-term bridge financing of $300,000 from Multinational Trading Corp., a Florida corporation ("MTC").
MTC and IDI are companies with overlapping but not identical management. In October 1995, MTC made additional advances of $75,000 to the Company. The Company repaid the $375,000, plus interest accrued thereon and transaction fees, with a portion of the $3,000,000 it received from IDI in the transaction described immediately below. In November 1995, pursuant to a Note and Preferred Stock Purchase Agreement, dated as of November 20, 1995 (the "1995 Agreement"), the Company and FYI issued to IDI $2,950,000 principal amount of 10% Senior Notes due June 30, 1998 (the "1995 Notes"). Additionally, the Company issued to IDI 500 shares of Series A Preferred for $50,000 and Common Stock Purchase Warrants (the "1995 Warrants") entitling IDI to purchase shares of the Company's Common Stock equivalent to 40% of the fully diluted shares of Common Stock outstanding on November 20, 1995. The exercise price of the 1995 Warrants was $1.12 per warrant share, which represented the estimated consolidated book value per issued and outstanding share of the Company on the date of the 1995 Agreement. The exercise price of the 1995 Warrants was subsequently reduced to $.075 per warrant share as described below. The 1995 Warrants may be exercised at any time prior to November 20, 2005.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

     The terms of the Series A Preferred give the holder of the Series A Preferred the right to designate four of the Company's Board of Directors. IDI has appointed Messrs. Geller, Porter and Shutler as its designees on the Board of Directors and has the right to elect a director to fill one of the two current vacancies on the Board.

     Pursuant to a Note and Preferred Stock Purchase Agreement, dated as of May 14, 1996 (the "1996 Agreement), as amended, the Company and FYI agreed to issue up to $1,200,000 aggregate principal amount of 10% Senior Notes Due June 30, 1998 (the "1996 Notes" and together with the 1995 Notes, the "Notes") in a series of purchases of such 1996 Notes between the Closing Date (as defined) and September 15, 1996. Each purchase of 1996 Notes was contingent upon the Company and FYI meeting certain minimum performance targets. IDI also purchased 500 shares of Series B Preferred, for $50,000 and received Common Stock Purchase Warrants (the "1996 Warrants" and together with the 1995 Warrants, the "Warrants"). The 1996 Warrants have an exercise price of $.075 per warrant share and are exercisable until November 20, 2005.

     On May 30, 1996, IDI purchased $371,712 principal amount of 1996 Notes, of which $271,712 was used to repay principal and interest on certain interim loans made to the Company and FYI by IDI and IDI-related entities in April 1996. IDI purchased an additional $250,000, $100,000, $150,000 and $180,000 principal amount of 1996 Notes in June, July, and August 1996 and January 1997, respectively.

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

     Pursuant to the terms of the 1996 Agreement, the Company agreed that by October 31, 1996 it would take all corporate action, including obtaining stockholder approval, necessary to authorize and reserve for issuance a number of shares of Common Stock at least equal to the number of shares of Common Stock into which the Series A Preferred, Series B Preferred, 1996 Warrants as well as the other outstanding warrants may be converted or exercised. Originally, failure of the Company to take all corporate action necessary to authorize and reserve for issuance the number of share of Common

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

Stock underlying all of the foregoing Stock by October 31, 1996 constituted a breach of a restrictive covenant in the 1996 Agreement, which could have caused, among other things, acceleration of the 1996 Notes. The October 31, 1996 deadline has been extended to May 1, 1997.

     In addition, the 1996 Warrants and the other warrants issued in connection with the 1996 financing transaction were to become exercisable upon the earlier to occur of October 31, 1996 and the date on which all such corporate and stockholder actions were taken by the Company. The October 31, 1996 date has been extended to May 1, 1997.

     The Notes bear interest at the rate of 10% per annum, payable monthly. The 1996 Notes provide for principal payments of $500,000 on March 31, June 30, September 30 and December 31, 1997 and March 31, 1998. On January 15, 1997, the due date for the March 31, 1997 principal payment was extended to not later than May 1, 1997 as described below. The 1996 Notes are payable in five equal quarterly installments commencing June 30, 1997. The remaining principal is due and payable on June 30, 1998. The 1996 Agreement amended the 1995 Agreement to allow the Company to defer interest payments due between May 31, 1996 and December 31, 1996, if the combined operating cash flow of the Company and FYI is negative, provided that monthly interest payments must be made in months where the combined operating cash flow of the Company and FYI is positive and that all deferred accrued and unpaid interest shall be paid in full on or before December 31, 1996. On January 15, 1997, the interest deferral was extended from December 31, 1996 to not later than May 1, 1997.

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

     Substantially all of the assets of the Company and FYI are pledged as collateral for the Notes. The holder of the Notes has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under 1995 Agreement or the 1996 Agreement which is not timely cured or waived. The Company and FYI are subject to various restrictive covenants, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, transactions with affiliates and consolidation, merger and sale of assets. The Company and FYI also must satisfy certain financial tests during the term of the Agreement, including the maintenance of certain mandatory net worth and earnings levels, determined at the end of each calendar quarter. The failure to comply with the restrictive covenants or pass the financial tests constitute an event of default under the 1995 Agreement and the 1996 Agreement. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco International, Inc. (see Subsequent Events -FYI Sale).

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

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

     In addition, the Company, FYI and IDI agreed to increase the amounts borrowed under the 1996 Notes by $180,000 to a total of $1,200,000. At the same time, the obligation represented by the Bridge Note dated September 19, 1996, as amended (the "Bridge Note"), between the Company, FYI and IDI, was decreased by $180,000 under the Seventh Amendment to Bridge Note, dated January 15, 1997 (the "Seventh Amendment"), from up to $1,157,000 to up to $977,000. Each successive amendment to the Bridge Note, including the Seventh Amendment, amended the due date and the amounts due pursuant to the Bridge Note. The due date of the Seventh Amendment was extended to not later than May 1, 1997. As of January 31, 1997, the Company has borrowed $927,000 pursuant to the Bridge Note and is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. Substantially all of the assets of the Company and FYI are pledged as collateral for the Bridge Note. IDI has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under the Bridge Note which is not timely cured or waived. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco in connection with the sale of the FYI business. See "Subsequent Events".

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

     The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share, unless the Market Price is greater. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by 5:00 p.m., Los Angeles time, on April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005.

     If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

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

     Cancellation of Certain FYI Common Stock. In connection with the transactions contemplated by the 1996 Agreement, Dana Arnold, the then-President of FYI, exchanged his shares of FYI common stock (20% of the outstanding shares) for warrants exercisable for 7,749,449 shares of the Common Stock of the Company. The shares of FYI previously held by Arnold were canceled. As a result of such transaction, FYI is now a wholly owned subsidiary of the Company. Due to the triggering of certain provisions of the Exchange Agreement, the warrants became exercisable for 7,597,508 shares of the Company's Common Stock.

     Employment Agreement with FYI's Chief Executive Officer. Effective as of April 5, 1994, FYI entered into an employment agreement with Dana I. Arnold. This agreement provided that Mr. Arnold would serve as Chairman of the Board, Chief Executive Officer, President and Secretary of FYI. In addition, the agreement covered a three-year term expiring in April 1997, for which the annual base compensation to be paid was $180,000. The agreement was canceled in May 1996, and FYI entered into a new employment agreement with Mr. Arnold, expiring in May 1998, with an annual base compensation of $100,000. Under the latter agreement, if certain cash flow conditions were met, the annual base compensation to be paid would be increased $175,000. The agreement also provided that Mr. Arnold would continue to serve as Chairman of the Board, Chief Executive Officer, President and Secretary of FYI and that if Mr. Arnold was terminated without cause, he would be entitled to receive a lump sum payment equal to the aggregate salary due to him for the then remaining term of the agreement and immediate vesting of any unvested options and warrants. In December 1996, Mr. Arnold resigned from all positions with the Company and FYI pursuant to a termination and settlement agreement. The agreement provides that Mr. Arnold shall receive his current salary until no later than March 31, 1997. On the closing of the FYI Sale, Mr. Arnold is entitled to receive all unpaid salary due to him under the employment agreement expiring in May 1998 at an annual base compensation of $100,000. In addition, all of the warrants to purchase shares of the Company's Common Stock held by Mr. Arnold fully vest on the closing of the FYI Sale. See "Subsequent Events."

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

     Consulting Agreement. The Company entered into a consulting agreement (the "Consulting Agreement") with K. Eugene Shutler, who later became its Chief Executive Officer, for services relating

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

to the Company's business. In exchange for the services, the Company is obligated to pay the consultant $12,500 per month plus expenses. In addition, pursuant to the Consulting Agreement, the Company issued warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $.075 per share, which management believes represents the fair market value at the date of issuance. The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants. The Consulting Agreement terminated and warrants ceased vesting on August 1, 1996, at which time the Company entered into an employment agreement with him.

     Employment Agreement with Company's Chief Executive Officer. In August 1996, the Company entered into an employment agreement with K. Eugene Shutler. The agreement has an initial two-year term and contains certain renewal provisions. Pursuant to the agreement, the Company will pay him an annual base salary of $230,000, subject to increase at the sole discretion of the Board of Directors. In addition, he will be eligible to receive a one-time bonus of $50,000 if certain cash flow conditions are met.

     If Mr. Shutler's employment is terminated, under certain circumstances, he is entitled to a termination payment of up to 100% of his annual base salary. Concurrently with the execution of the employment agreement, he was granted warrants to purchase an aggregate number of shares at an exercise price of $.075 per share of the Company's common stock constituting 5% of the Company's common stock on a fully-diluted basis, which vest at the rate of 4% per month beginning August 1996. In addition, the Company terminated its prior Consulting Agreement with him.

     Employment Agreement with Dycam's Chief Executive Officer. On February 7, 1994, Dycam entered into an employment agreement with John A. Eding. This agreement provided that Mr. Eding would serve as President of Dycam and provided for (a) an initial three-year term, (b) a base salary of $120,000 per annum and
(c) options to purchase 45,000 shares of the Company's Common Stock at $8.67 per share, which were repriced during 1996 to $.075 per share. The agreement expired in February 1997.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

and will be entitled to receive back up to the 1,916,667 shares of Dycam's common stock held by the Company.

     Intercompany Transactions Between FYI and Dycam. Under the terms of an agreement with FYI, Dycam agreed to provide an exclusive right to use Dycam technology in the hospital baby portrait market through April 2005. FYI received an option to purchase up to 5,000 Dycam cameras at predetermined prices and to receive continual upgrades of camera technology and agreed to pay Dycam royalties of 7.5% of net sales from all hospitals using FYI portrait service. Dycam agreed to defer this royalty until the earlier of the first month in which FYI has positive operating cash flow and April 30, 1997. If FYI has its camera system manufactured by someone other than Dycam, FYI agreed to pay Dycam a "Camera Technology Fee" for each camera installed in a hospital served by FYI, instead of the 7.5% royalty described above. Dycam earned approximately $170,000 and $32,000 under this agreement in the years ended December 1996 and 1995, respectively. Dycam also agreed to finance the first 200 cameras bought by FYI for terms of 36 to 48 months with equal monthly payments of principal and interest, with interest computed at a rate of 2% over the Wall Street Journal prime rate. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships. See "Subsequent Events".

     Loan Transaction With Former Chief Executive Officer.   In December 1994,
the Company received a $200,000 advance from Guy de Vreese, the then-Chief Executive Officer of the Company. Approximately $150,000 was repaid during the three months ended March 31, 1995 and approximately $50,000 of this advance, which was not memorialized in a written document, was outstanding as of December 31, 1995. In July 1996, the Company was released from the obligation in connection with the settlement of the Class Action.

     Stock Options. In May 1996, stock options previously granted to certain of the Company's officers, and employees were repriced from $3.00-$8.67 to $.075 per share, the fair market value as determined at the date of the repricing.

     Lease of Executive Offices. From January to April 1996, the Company's executive offices were located at 101 Hodencamp Road, Thousand Oaks, CA 91360, pursuant to a month-to-month sublease with rental payments of approximately $1,000 per month, which approximated the current market rental rate for such space. FYI's then Chief Executive Officer, Dana Arnold, is a significant stockholder and officer of the privately-held company which subleased the executive offices to FYI.

     Other.  See "Subsequent Events."

(3)  Subsequent Events

     (a) Stock Incentive Plan - In August 1996 - the Company adopted a stock option plan (the "1996 Plan") which provides for the granting of incentive or non-statutory options to employees, consultants, officers and directors who will contribute to the Company's long-range success. The Company has reserved approximately 5,000,000 shares of common stock for issuance under the plan.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

Such options generally will be granted at fair market value at the date of grant and vest over time. Full implementation of the 1996 Plan and related transactions is subject to shareholder approval to adopt the 1996 Plan and to increase the authorized share capital of the Company.

     (b) IDI Financing Events - In September 1996, the Company received a state income tax refund totaling $301,000 which was used to repay IDI debt.

     (c) FYI Sale - On December 13, 1996, the Company and FYI signed a letter of intent to sell substantially all of the assets, together with the assumption of certain liabilities, of FYI to Hasco (the "FYI Sale"). Hasco operates First Foto, a competitor of FYI in the newborn hospital photographic business. Effective January 31, 1997, the Company and FYI executed definitive agreements with Hasco for the FYI Sale, which is expected to close in April 1997. The sale price of $4,533,060 is payable $3,468,000 in cash at the closing and $1,065,000 in twelve equal quarterly installments of $88,750 commencing three months after the closing. The sale price is subject to adjustment for certain hospital contract terminations and certain operating results prior to closing. The obligation of Hasco to make the installment payments is unsecured and non-interesting bearing.

     The assets of FYI to be sold to Hasco (the "Purchased Assets") include substantially all of the operating assets of FYI, excluding certain intellectual property rights owned by FYI. With certain exceptions, Hasco will assume substantially all obligations that arise after the closing under all hospital and other specified contracts of FYI that are included in the Purchased Assets, all of FYI's capital lease obligations, and all trade payables and commissions arising after the closing. Hasco will not assume, and FYI will remain liable for, all obligations and liabilities arising prior to the closing, and certain hospital guarantee and commission payments.

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

     Hasco and FYI will enter into a sublease pursuant to which Hasco will sublet FYI's principal operating facility in Newbury Park, California from the date of the closing through December 31, 1998. The rental payments under the sublease will be approximately equal to FYI's occupancy costs under the primary lease agreement during that period. The primary lease agreement expires May 31, 2000. The Company intends either to negotiate an earlier termination of the lease with the landlord or to seek a subtenant for the remaining balance of the lease.

     At the closing, FYI and Dycam will terminate their existing contractual relationship involving the use by FYI of Dycam's cameras, software and other supporting goods and services, and Hasco and Dycam will enter into a Dycam Master Agreement (the "Dycam Master Agreement"), with respect to the assumption of FYI's digital camera lease obligations to Dycam, the leasing by Hasco of additional Dycam digital cameras, and a royalty-free license of certain digital camera technology by Dycam to

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

Hasco, certain hardware and software support services to be provided by Dycam for a three-year period commencing on the closing date and certain additional terms. Under the Dycam Master Agreement, Hasco will be required to pay Dycam specified leasehold payments for leased cameras, a $300,000 fee (payable quarterly over a three-year period) for the support services and the cost of certain hardware upgrades.

     On January 22, 1997, Hasco loaned FYI $60,000 pursuant to a 10% promissory note due January 31, 1997. On January 31, 1997, Hasco and FYI entered into a loan agreement (the "Loan Agreement") pursuant to which Hasco will lend to FYI up to $180,000 per month, up to a maximum of $540,000, at an interest rate of 10% per annum (the "Hasco Loan"). As of January 31, 1996, FYI has borrowed $180,000 pursuant to the Loan Agreement, including $60,000 on the promissory note which was added to the Hasco Loan balance. Borrowings under the Loan Agreement are secured by a first priority security interest in FYI's hospital contracts and proceed thereof. IDI agreed to subordinate its rights to the rights of Hasco in connection with this loan. The Company executed the Hasco Loan Agreement and related promissory note as co-borrower and co-maker. All amounts due under the Loan Agreement will be cancelled at Closing through the assumption of these liabilities by Hasco. The purchase price will not be subject to reduction for the amount cancelled, except under certain circumstances. If the FYI Sale is terminated or if the closing has not occurred by April 22, 1997, all amounts under the Loan Agreement will become due and payable ninety days following the terminating event.

     The FYI Sale is subject to the approval of the stockholders of the Company. The Company expects to receive the requisite approval of its stockholders at a meeting planned to be held in April 1997.

     In connection with the FYI Sale, each of the Company, FYI and Dycam entered into a mutual release with Hasco with respect to all claims arising between them prior to the execution of the FYI Sale agreements, including those claims asserted in certain litigation then pending between FYI and Hasco.

     (d)  Other - See "Related Party Transactions" and "Contingencies."

(4)  Contingencies

     (a) In April 1995, the Company settled a class action suit which was filed against the Company and certain of its officers and directors in December 1994 as well as a shareholders' derivative suit which named the directors and certain of the officers of the Company. The settlement received final approval by the District Court in July 1996. Pursuant to the terms of the final settlement, as amended, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock and has recorded a promissory note in the principal amount of $250,000 at December 31, 1994, payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997 at 9% interest. As of January 31, 1997, the Company has not made any payments on the obligation. The exercise price of the warrants is $.075 per share. The warrants will have a five-year life and are redeemable by the Company at any time for $5 per warrant. Issuance of warrants to purchase approximately 1,000,000 of the Company's common stock is subject to stockholder approval to

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

increase the authorized share capital of the Company. Also as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the derivative case, Guy de Vreese, the former Chairman and Chief Executive Officer of the Company, surrendered 250,000 shares of the Company's common stock held by him and of options for 150,000 shares of the Company's common stock held by him. The shares surrendered by Mr. de Vreese are to be distributed to the class plaintiffs and the options have been canceled.

     (b) In October 1995, Durian Technologies, Inc. and Durian Finance (collectively, "Durian") filed a complaint against Styles on Video, Inc. for breach of contract, fraud and negligent representation in connection with financing arrangements with Durian for the benefit of Styles On Video, Inc. and seeks accounting, and declaratory relief. Durian also seeks an unspecified amount of damages. Styles on Video, Inc. responded to the complaint in January 1996. Styles on Video, Inc. intends to vigorously defend the suit and assert appropriate counterclaims.

     (c) In February 1995, Thomas D. Leaper ("Leaper") the Company's former Chief Operating Officer and Chief Financial Officer, filed a complaint against SOV for breach of contract, emotional distress and wrongful termination. The case was dismissed in July 1996 concurrent with the settlement of the lawsuit against the Company's former independent accountants.

     (d) In January 1996, the Company filed a suit against its former independent accountants, the accounting firm of Kellogg & Andelson, along with individual accountants James Walters, William Wall, Frederick Flax, and Thomas Leaper, who also served as the Company's former Chief Operating Officer and Chief Financial Officer (collectively, "K&A"). The suit asserted claims for professional negligence, breach of contract and breach of fiduciary duty against these defendants arising out of the services rendered by K&A in connection with the Company's 1993 year-end audit and 1994 quarterly reports. The Company sought compensatory damages in excess of $54 million, as well as punitive damages and injunctive relief. The suit was settled and received final approval in July 1996. Pursuant to the settlement, the accounting firm paid $1,700,000 to the Company.

     (e) In March 1996, FYI filed a suit against its major competitor, Hasco. The suit asserts, among other things, claims for unreasonable restraint of trade, monopolistic practices, unfair competition, trade libel, and false and misleading advertising. FYI seeks compensatory damages in excess of $10 million, as well as punitive damages and injunctive relief. During the last quarter of 1996, the suit was dismissed without prejudice and the parties entered into a tolling agreement with respect to the statute of limitations. The terms of the FYI Sale provide that upon closing this suit will be dismissed with prejudice. See "Subsequent Events".

     (f) In 1996, a previous provider of the Company's excess director's and officer's liability insurance ("AESIC") filed a suit claiming that they are entitled to $1,000,000 of the $1,700,000 received by the Company in connection with settlement of the suit against the Company's former independent accountants. The Company intends to vigorously defend the suit and assert appropriate counterclaims, if necessary.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

     (g) The Company is also a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's financial condition.

(5)  Wind-down of Certain Operations

     In January 1996 the Company's Board of Directors determined that it was in the best interests of the Company and its stockholders to eliminate the Company's hairstyle and beauty imaging systems operations, as well as its franchising operations. The Company promptly began the wind-down of SOV's hairstyle and beauty imaging systems operations and SSI's operations. It ceased the marketing and sales of its hairstyle and beauty imaging systems, and terminated the employment of all employees involved in the marketing and sales of such systems. SOV continues to sell access disks (software required to continue operating certain SOV hairstyle and beauty imaging systems, which permits the user to conduct a specific number of imaging sessions) and ancillary products which are currently part of its inventory. SOV intends to continue to sell access disks, which generate a higher gross margin percentage than system sales, for the foreseeable future.

     All SSI employees have been terminated and the Company entered into discussions with SSI's eighteen Area Developers regarding the cancellation of their Area Development Agreements in exchange for consideration primarily consisting of canceling the Area Developers' notes payable to SSI and of the issuance of access disks to the Area Developers by SSI. As of January 31, 1997, the Company has entered into cancellation agreements with fifteen of SSI's Area Developers.

     Although there can be no assurances, management does not expect to incur substantial liability with respect to the wind-down or sale of SOV's hairstyle and beauty imaging systems operations or the wind-down of SSI. The Company now only sells access disks and ancillary products remaining in stock, and acts as a holding Company for its remaining operating subsidiaries, Dycam and FYI.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1996 AND SEPTEMBER 30, 1996, WHICH WERE FILED WITH THE COMMISSION ON MARCH 24, 1997. THE INFORMATION CONTAINED IN THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1996 AND SEPTEMBER 30, 1996, PROVIDES ADDITIONAL DISCUSSION OF THE COMPANY'S CURRENT FINANCIAL POSITION AND RESULTS OF OPERATIONS, INCLUDING A DISCUSSION OF VARIOUS FACTORS THAT MAY AFFECT THE FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. FOR INFORMATION REGARDING POTENTIAL FACTORS THAT COULD AFFECT THE COMPANY'S FUTURE RESULTS AND FINANCIAL CONDITION, REFER TO THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" CONTAINED IN ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OF THE COMPANY'S REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 WHICH WAS FILED WITH THE COMMISSION ON MARCH 24, 1997.

Three months ended March 31, 1996 compared to the three months ended March 31,
------------------------------------------------------------------------------
1995
----

Revenues
--------

     The following table summarizes the Company's revenues for the three months ended March 31, 1996 and 1995:

                         Three Months Ended                      Three Months Ended
                           March 31, 1996                          March 31, 1995
                   -----------------------------           ----------------------------
                                  Percentage of                         Percentage of
                                     Company                               Company
                     Revenues       Revenues                 Revenues      Revenues
                   ------------   --------------           ------------  --------------
Consolidated        $1,249,000         100%                 $1,439,000         100%
SOV                    222,000          18                   1,004,000          70
Dycam                  714,000          57                     408,000          28
FYI                    308,000          25                       4,000           -
SSI                      5,000           -                      23,000           2

 .    Consolidated Operations.  In January 1996 the Company elected to wind-down its hairstyle and beauty imaging systems and franchising operations. During 1996 and the first quarter of 1997, the Company focused its resources on its operating subsidiaries, FYI and Dycam. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco (see Notes to Consolidated Financial Statements - Subsequent Events), subject to the approval of the Company's stockholders. The FYI Sale is expected to close in April 1997. After the wind-down and sale is completed, SOV intends to sell access disks and act as a holding company. The Company believes that its future revenues will be primarily derived from the operations of its Dycam subsidiary.

 .    Styles on Video. Revenues from sales of SOV imaging systems ("Systems"), software, and related products for the three months ended March 31, 1996 decreased $782,000, or 78%, compared to the three months ended March 31, 1995. The overall decrease in sales was primarily the result of the decision in January 1996 to terminate sales of hairstyle and beauty imaging systems, precipitated by the general lack of market interest in SOV's existing products at their current price point. The Company currently only sells access disks and ancillary products remaining in stock. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996 and later years.

 .    Dycam.  Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Dycam's total revenues for the three months ended March 31, 1996 increased $306,000, or 75%, compared to the three months ended March 31, 1995. The increase in revenue was primarily associated with increased camera sales. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Dycam intends to continue to sell stock camera products. Dycam, however, believes its strength lies in the custom and contract engineering of digital imaging systems and intends to devote a substantial portion of its resources in the future to pursuing the custom and contract engineering business. Dycam derived only minimal revenues from contract engineering work during the three months ended March 31, 1996 and 1995. The Company believes that, by the end of 1996, a substantial portion of Dycam's revenues will be derived from the sale/lease of cameras to and licensing revenue from FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale/lease of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% fee on all FYI sales. Pursuant to deferral agreement executed in May 1996, certain development and maintenance fees may be accrued by FYI until April 30, 1997. Dycam intends to defer the recognition of the related revenues until payment is received from FYI. Intercompany revenues are eliminated for consolidated reporting purposes. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See Notes to Consolidated Financial Statements - Subsequent Events.

 .    FYI. FYI's revenues are derived from sales of newborn baby photographs and ancillary products. FYI's revenues for the three months ended March 31, 1996 were $308,000. Since its first sales in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in April 1997, after which time no revenues will be generated from FYI.

 .    SSI.  SSI's revenues are primarily derived from the sale of franchises.
     SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. In January 1996, the Company commenced the wind-down of the SSI line of business. The Company anticipates that the SSI line of business will generate a minimal portion of the Company's revenues in 1996 and in later years.

Gross Profit
------------

     Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the three months ended March 31, 1996 and 1995:

                         Three Months Ended                Three Months Ended
                           March 31, 1996                    March 31, 1995
                   ------------------------------          -------------------------------
                                  Gross Profit as                         Gross Profit as
                                  Percentage of                           Percentage of
                   Gross Profit      Revenues              Gross Profit      Revenues
                   ------------   ---------------          ------------   ----------------
Consolidated        $527,000           42%                  $496,000            34%
SOV                  191,000           86                    412,000            41
Dycam                171,000           24                     61,000            15
FYI                  160,000           52                          -             -
SSI                    5,000          100                     23,000           100

 .    Styles on Video.  SOV's overall gross profit decreased for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995 primarily due to the decision to terminate sales of hairstyle and beauty imaging systems in January 1996. Gross profit as a percentage of revenues increased due to the increase in the percentage of revenues derived from the sale of access disks, which have a higher margin than system sales.

 .    Dycam.  Gross profit for the three months ended March 31, 1996 increased compared to the three months ended March 31, 1995 primarily as a result of increased revenues from mature camera product sales with lower margins and decreased start-up costs for new products. Gross margins may decrease further if Dycam's custom product business does not contribute a greater portion of revenues to Dycam's total revenues.

 .    FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit increased as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues related to Dycam.

 .    SSI.  There are no significant direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers, office staff and sales personnel, advertising and promotion, accounting, legal and other professional expenses and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the three months ended March 31, 1996 and 1995:

                      Three Months Ended                       Three Months Ended
                        March 31, 1996                           March 31, 1995
                   ----------------------------            ----------------------------
                                  Percentage of                           Percentage of
                     Expenses        Revenues                Expenses       Revenues
                   ------------   -------------            ------------   -------------
Consolidated        $1,929,000         154%                 $2,066,000         144%
SOV                    623,000         281                     906,000          90
Dycam                  285,000          40                     330,000          81
FYI                  1,012,000         329                     534,000      13,350
SSI                      9,000         180                     296,000       1,287

 .    Styles on Video.  Selling, general and administrative expenses of SOV for the three months ended March 31, 1996 decreased $283,000 or 31%, from the three months ended March 31, 1995, and represented 32% of the Company's total selling, general and administrative expenses. Salaries and benefits decreased due to a decrease in the number of employees at all levels in all departments. Marketing and advertising decreased due to steps taken to reduce costs including reducing the design and number of advertisements placed and trade shows attended. SOV made efforts to reduce selling, general and administrative expenses throughout 1995 and during the first two quarters of 1996. The total personnel employed by SOV was reduced to one employee by August 31, 1996.

     In January 1996, the Company decided to terminate the Company's hairstyle and beauty imaging systems operations. SOV ceased the marketing and sales of its hairstyle and beauty imaging systems, and terminated the employment of all employees involved in the marketing and sales of such systems. Selling, general and administrative expenses related to SOV's operations continue to exceed the gross profit derived therefrom. The Company continues to make efforts to keep SOV's expenses to a minimal level consistent with its current operations, including its activities as a holding company. SOV continues to sell access disks and ancillary products remaining in stock, and intends to do so for the foreseeable future.

 .    Dycam.  Selling, general and administrative expenses for the three months ended March 31, 1996 decreased $45,000, or 14%, compared to the three months ended March 31, 1995 and represented 15% of the Company's total selling, general and administrative expenses. The decrease resulted primarily from reductions in personnel and other expenditures in the 1996 period, and continuing efforts to control costs.

 .    FYI.  Selling, general and administrative expenses for the three months ended March 31, 1996 increased $478,000 or 90%, from the three months ended March 31, 1995 and represented 52% of the Company's total selling, general and administrative expenses. Salaries and benefits increased $203,000 in 1996 due to the addition of personnel to accommodate growth. Travel and marketing costs increased $40,000 due to additional costs associated with continuing to introduce FYI to the market place. FYI continued to add staff during the remainder of 1996 and in 1997 based on growth. Other selling, general and administrative costs, including commissions paid to hospitals, which typically are based on a percentage of FYI's revenues derived from each hospital, increased primarily due to FYI's growth. In January 1997, the Company and FYI entered into an agreement to sell the FYI business. The FYI Sale is expected to close in April 1997.

 .    SSI.  Selling, general and administrative expenses of SSI for the three months ended March 31, 1995 represented less than 1% of the Company's total selling, general and administrative expenses. The Company took steps to reduce SSI's expenditures during 1995. In January 1996, the Company decided to terminate SSI's operations and commenced the wind-down of SSI's operations.

Research and Development
------------------------

     Consolidated research and development expenses for the three months ended March 31, 1996 were $164,000 (13% of consolidated revenues), a decrease of $40,000, or 20%, compared to $204,000 (14% of consolidated revenues) for the three months ended March 31, 1995. The decrease is primarily attributable to Dycam.

 .    Styles on Video.  SOV did not incur any research and development expenses during the first quarter of 1996 or 1995. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate SOV's hairstyle and beauty imaging systems operations.

 .    Dycam.  Research and development expenses for the three months ended March
     31, 1996 were $159,000 (22% of Dycam's revenues), a decrease of $40,000 or 20%, from $199,000 (49% of Dycam's revenues) for the three months ended March 31, 1995 and represented 97% of the Company's total research and development expenses. The decrease in Dycam's research and development expenses is primarily attributable to reductions in the number of personnel, and the completion of development of certain products introduced in 1995. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .    FYI.  Research and development expenses for the three months ended March
     31, 1996 and 1995 were $5,000. FYI's research and development expenses carried out in conjunction with Dycam have been eliminated upon consolidation. FYI's research and development activities ceased in December 1996 with the Company's and FYI's decision to sell the FYI business.

 .    SSI.  There were no research and development expenses associated with SSI's operations.


Depreciation and Amortization
-----------------------------

     The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense

(including amounts charged to cost of revenues) for the three months ended March 31, 1996 was $153,000, an increase of $55,000 from $98,000 for the three months ended March 31, 1995. The increase resulted primarily from depreciation of fixed assets acquired by Dycam and FYI during the three months ended March 31, 1996.

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 1996, the Company relied primarily upon cash on hand, including intercompany advances and cash received from sales, to finance its cash operating losses and the expansion of FYI.

     At March 31, 1996, the Company had consolidated cash and cash equivalents of $1,415,000, a decrease of $1,363,000 from $2,778,000 at December 31, 1995.
The Company's consolidated working capital was $(552,000) at March 31, 1996, a decrease of $2,118,000 compared to $1,566,000 at December 31, 1995. Working capital reduction was primarily the result of cash used in operations. The current ratio at March 31, 1996 was .83 to 1 compared to 1.6 to 1 at December 31, 1995.

 .    Styles on Video.  SOV's cash and cash equivalents at March 31, 1996 were
$15,000, up $12,000 from $3,000 at December 31, 1995. Inventories decreased $28,000 due to sales of product. Accounts payable and accrued expenses decreased $239,000 due to negotiated discounts and paydowns of accounts payable. SOV's working capital (excluding intercompany balances) at March 31, 1996 was $(1,527,000), an increase of $18,000, compared to $(1,545,000) at December 31,
1995. The working capital increase was primarily the result of cash used in operations, net of related party notes and advances, and net changes in other current assets and liabilities described above. SOV continued to use cash to fund cash operating losses throughout the first two quarters of 1996.

     In November 1995, SOV, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). Pursuant to the 1995 Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000, with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997 (the "1995 Notes"). In addition, SOV issued $50,000 worth of 10% Senior Series A Convertible Preferred Stock, $100 par value. Moreover, the 1995 Agreement requires the Company to issue sufficient warrants so that when they are exercised, IDI will control 40% of the Company's common stock on a fully diluted basis (the "1995 Warrants"). FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Additionally, SOV received $50,000 for the issuance of 10% Senior Series A Convertible Preferred Stock. Pursuant to the 1995 Agreement, as amended March 1996, funds totaling $750,000 were available to SOV, all of which had been advanced to SOV by FYI as of August 31, 1996. The remaining funds were used for the furtherance of FYI's expansion. The 1995 Agreement was amended again in May 1996 and January 1997 to provide, among other things, for the deferral of interest to not later than May 1, 1997, less restrictive covenants and a lower exercise price of the 1995 Warrants. At December 31, 1995 and 1996, the Company was not in compliance with certain of the 1995 Agreement's financial covenants, however, the Company has obtained a waiver of these defaults from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If defaults occur in future periods, and waivers are not obtained, and the Company's assets are taken in satisfaction of the amounts due pursuant to the 1995 Agreement, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam. For additional information see "Related Party Transactions."

     In 1995, SOV entered into a settlement of certain class action and derivative suits which received final approval from the District Court in July 1996. Pursuant to the Final Settlement, SOV agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock and a $250,000 promissory note payable in three equal semi-annual installments commencing July 1996. As of January 31, 1997, no payments have been made towards the debt. See "Contingencies".

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

     In May 1996, pursuant to a Note and Preferred Stock Purchase Agreement (the "1996 Agreement"), as amended, SOV and FYI agreed to issue up to $1,200,000 aggregate principal amount of 10% Senior Notes due June 30, 1998 (the "1996 Notes" and together with the 1995 Notes, the "Notes") in a series of purchases of such 1996 Notes between the May 1996 closing date and September 15, 1996. Each purchase of 1996 Notes is contingent upon the Company and FYI meeting certain minimum performance targets. IDI also purchased 500 shares of Series B Preferred, for $50,000 and received Common Stock Purchase Warrants (the "1996 Warrants" and together with the 1995 Warrants, the "Warrants"). Payment of interest is deferred to not later than May 1, 1997.

     In May 1996, IDI purchased $520,000 principal amount of 1996 Notes, of which $270,000 was used to repay principal and interest on certain interim loans made to the Company and FYI by IDI and IDI-related entities in April 1996. IDI purchased an additional $250,000, $100,000 and $150,000 principal amount of 1996 Notes in June, July and August 1996, respectively. The Company did not meet the September 15, 1996 minimum performance targets, and IDI did not purchase the final series of 1996 Notes totaling $180,000 until January 1997.

     The 1995 Agreement and the 1995 Warrants were amended in May 1996 to conform to the provisions of the 1996 Agreement and the 1996 Warrants, and the exercise price of the 1995 Warrants was reduced to $0.075, the exercise price of the 1996 Warrants.

     From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note.

     In July 1996, the K&A suit was settled and the accounting firm agreed to pay $1,700,000 to the Company. See "Contingencies." Of the proceeds, $870,000 was applied to the repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the settlement to the Company were $430,000, which was added to the Company's general working capital, and used to fund the operations of SOV and FYI.

     Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. In January 1997, FYI borrowed $180,000 from Hasco pursuant to the Loan Agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing (see "Subsequent Events"). The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. After the closing of the FYI Sale, IDI will continue to have a first priority security interest in all remaining assets of the Company, including the remaining net proceeds from the FYI sale, except for the second priority position it holds on the shares of Dycam common stock owned by the Company, as to which Dycam has a first priority security interest.

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

     In addition, the Company believes that the combined cash impact of a settlement of the Durian and AESIC loss contingencies, more fully described in "Contingencies" will not be significant. If (a) a significant negative result is achieved with respect to the Durian and/or AESIC matters, (b) management cannot achieve its operating plan or (c) funding is not available or proves insufficient to cover the shortfalls, SOV will find it necessary to further reduce its levels of expenditures or undertake other such actions as will be appropriate, and may be otherwise unable to achieve its goals or continue its operations.

 .    Dycam.  At March 31, 1996, Dycam had cash and short-term investments on hand of $1,385,000, up $11,000 from $1,374,000 at December 31, 1995.

     Current liabilities at March 31, 1996 increased by $145,000 from December 31, 1995 to $344,000 primarily as a result of an increased accounts payable. Dycam's working capital (excluding intercompany balances) at March 31, 1996 was $1,900,000, a decrease of $125,000 when compared to $2,025,000 at December 31, 1995. The working capital reduction was primarily the result of increased current liabilities. The current ratio at March 31, 1996 was 6.5 to 1 compared to 11.2 to 1 at December 31, 1995. Dycam does not have any long-term indebtedness and does not currently maintain any credit facilities.

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

     Dycam believes that its existing cash balances, payments due under the intercompany loan, payments due for deferred license revenues, and cash flow from operations will be sufficient to meet its cash requirements through September 1997, after which time it may be required to raise capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash, or scale back its operating and research and development expenses to a level sustainable under such a situation. There is no assurance that additional sources of cash will be available.

 .    FYI.  At March 31, 1996, FYI had cash and short-term investments on hand of
$14,000, down $1,386,000 from $1,400,000 at December 31, 1995.  FYI relied primarily upon cash on-hand to finance its operations and expansion. FYI's revenues commenced in March 1995.

     The decrease in cash for the three months ended March 31, 1996 primarily reflects cash losses for the period, and capital expenditures. FYI's working capital (excluding intercompany balances) at March 31, 1996 was $(987,000), a decrease of $2,016,000 when compared to $1,029,000 at December 31, 1995. The current ratio at March 31, 1996 was .1 to 1, compared to 2.9 to 1 at December 31, 1995. FYI's working capital decreased primarily as the result of cash operating losses, and the reclassification of certain long-term debt to short-term to reflect current maturities.

     As described above, in November 1995, SOV, FYI and IDI, entered into the 1995 Agreement. FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction, as amended in March 1996, up to $750,000 of the funds were available to SOV, approximately all of which had been advanced to SOV as of August 31, 1996. As discussed above, the Company was not in compliance with certain of the Agreement's financial covenants at December 31, 1995 and 1996, however, the Company has obtained a waiver of these violations from IDI. In May 1996, SOV, FYI and IDI entered into the 1996 Agreement, providing additional financing up to $1,200,000. Additionally, from September 1996 through January 1997, IDI advanced $927,000 to SOV and FYI pursuant to a $977,000 Bridge Note due not later than May 1, 1997.

     FYI expects that working capital requirements through the closing of the FYI Sale, which is expected to occur on or about April 15, 1997, will continue to be funded through a combination of cash on hand, cash receipts from product sales, and additional advances pursuant to the Hasco Loan. Management believes that the Hasco Loan currently in place will be sufficient to allow for FYI to continue to meet its cash flow requirements through the closing of the FYI Sale. To the extent cash flow from operations is less than anticipated, or if amounts available under the Hasco Loan prove insufficient to cover the shortfalls or if the FYI Sale is not consummated, FYI will be required to obtain additional financing, scale back its marketing and research and development activities to a level sustainable under such circumstances, or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

 .    SSI. At March 31, 1996, SSI had cash and short term investments on hand of
$1,000, its only current asset. SSI's working capital at March 31, 1996 was $(765,000). The current ratio at March 31, 1996 and December 31, 1995 was less than .01 to 1. For the three months ended March 31, 1996, SSI did not have any cash operating losses and did not use any cash.

     SSI stopped the sale of franchises in January 1995. SSI no longer has any employees, and all corporate administrative matters are handled by SOV on behalf of SSI. In January 1996, the Company commenced the wind-down of the SSI line of business and expects cash provided and used by SSI to comprise only a minimal portion of the Company's cash flow in 1996 and later years.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings - (1)

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information- None

Item 6 Exhibits and Reports on Form 8-K - (1)

Exhibit No.    Document
----------     --------
  27.1         Financial Data Schedule

(1) Incorporated by reference from Styles on Video, Inc.'s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1995 filed with the Commission on March 24, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant, Styles on Video, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                       Title                      Date
     ---------                       -----                      ----

/s/ K. Eugene Shutler         Chairman of the Board
------------------------       and Chief Executive          March 21, 1997
K. Eugene Shutler              Officer (Principal
                               Executive Officer)



/s/ Nancy H. Galgas           Chief Financial Officer
------------------------      (Principal Accounting         March 21, 1997
Nancy H. Galgas               Officer and Secretary)