Form 10QSB
period 1996-06-30
STYLES ON VIDEO INC
filed 1997-03-24
CIK 897074

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                          667 RANCHO CONEJO BOULEVARD
                         NEWBURY PARK, CALIFORNIA 91320
                    (Address of Principal Executive Offices)
                                 (805) 375-0996
                (Issuer's Telephone Number, Including Area Code)

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

                                Yes [X]   No [ ]

  Concurrent with the filing of this Report on Form 10-QSB, the registrant is filing all previously filed reports required to be filed under Section 13 or
                 15(d) of Exchange Act as of February 28, 1997.

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

     COMMON STOCK, $0.001 PAR VALUE 8,852,759 SHARES AS OF MARCH 21, 1997

           Transitional Small Business Disclosure Format (Check One)

                               Yes [ ]   No  [X]
================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                             STYLES ON VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS

                                                                           June 30, 1996      December 31, 1995
                                                                           -------------      -----------------
Current assets:

   Cash and cash equivalents                                                 $ 1,152,000         $ 2,778,000

   Accounts receivable, less allowance of $243,000 and
   $267,000 at June 30, 1996 and December 31, 1995, respectively                 265,000             200,000

   Income taxes receivable                                                       327,000             327,000

   Inventories                                                                   631,000             806,000

   Prepaid expenses and other current assets                                     305,000             225,000
                                                                             -----------         -----------

       Total current assets                                                    2,680,000           4,336,000

Property and equipment, net                                                      971,000             991,000

Long-term receivables, less allowance of $99,000 and $577,000 at June
   30, 1996 and December 31, 1995, respectively                                    1,000               1,000

Goodwill, net of accumulated amortization of $666,000
   and $527,000 at June 30, 1996 and December 31, 1995,
   respectively                                                                4,888,000           5,027,000


Debt issuance costs, net of accumulated amortization of $245,000 and
   $13,000 at June 30, 1996 and December 31, 1995, respectively                  262,000             279,000

Other assets                                                                      75,000             107,000
                                                                             -----------         -----------
        Total assets                                                         $ 8,877,000         $10,741,000
                                                                             ===========         ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                          $ 1,448,000        $  1,327,000

   Accrued expenses                                                              681,000             388,000

   Customer advances                                                             868,000             868,000

   Advance from stockholder                                                       48,000              48,000

   Current portion of notes payable and obligations
      under capital leases                                                     2,009,000             139,000
                                                                             -----------         -----------

      Total current liabilities                                                5,054,000           2,770,000

Note payable                                                                   2,033,000           3,117,000

Obligations under capital leases                                                  82,000              89,000

Minority interest in consolidated subsidiary                                     928,000           1,101,000

Commitments and contingencies

Stockholders' equity:

   Preferred stock, par value $.001; 1,000,000 shares
      authorized; 500 shares of Series A issued and outstanding at
      June 30, 1996 and December 31, 1995                                              -                   -

   Preferred stock, par value $.001; 1,000,000 shares
      authorized; 500 shares of Series B issued and outstanding at June
      30, 1996, none at December 31, 1995                                              -                   -

   Common stock, par value $.001; 10,000,000 shares
      authorized; 4,505,000 shares issued and outstanding
      at June 30, 1996 and December 31, 1995                                       4,000               4,000

   Additional paid-in capital                                                 16,237,000          16,187,000

   Accumulated deficit                                                       (15,461,000)        (12,527,000)
                                                                             -----------         -----------
      Total stockholders' equity                                                 780,000           3,664,000
                                                                             -----------         -----------

      Total liabilities and stockholders' equity                             $ 8,877,000         $10,741,000
                                                                             ===========         ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three and six month periods ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                  Three months ended June 30           Six months ended June 30
                                                                -----------------------------       -------------------------------
                                                                    1996              1995               1996               1995
                                                                -----------       -----------       -----------         -----------
Revenues

 Systems and related software sales                             $    93,000       $   843,000       $   315,000         $ 1,830,000

 Camera sales                                                       598,000           402,000         1,303,000             807,000

 Photography sales                                                  489,000            44,000           797,000              48,000

 Other revenues                                                       4,000            40,000            18,000              83,000
                                                                -----------       -----------       -----------         -----------
    Total revenues                                                1,184,000         1,329,000         2,433,000           2,768,000

Cost of revenues

 Cost of systems and software sold                                    3,000           425,000            34,000           1,017,000

 Cost of camera sales                                               379,000           216,000           922,000             563,000

 Cost of photography sales                                          167,000            40,000           315,000              44,000
                                                                -----------       -----------       -----------         -----------
    Total cost of revenues                                          549,000           681,000         1,271,000           1,624,000
                                                                -----------       -----------       -----------         -----------
    Gross profit                                                    635,000           648,000         1,162,000           1,144,000

Operating expenses

 Selling, general and administrative                              1,610,000         2,034,000         3,539,000           4,100,000

 Research and development                                           134,000           259,000           298,000             463,000

 Depreciation and amortization                                      144,000            96,000           284,000             194,000
                                                                -----------       -----------       -----------         -----------
    Total operating expenses                                      1,888,000         2,389,000         4,121,000           4,757,000
                                                                -----------       -----------       -----------         -----------
    Loss from operations                                         (1,253,000)       (1,741,000)       (2,959,000)         (3,613,000)


Interest income (expense), net                                     (245,000)           64,000          (310,000)             61,000

Other expense                                                             -           (10,000)                -             (10,000)


Minority interest in net losses of consolidated
 subsidiary                                                          91,000           104,000           173,000             146,000
                                                                -----------       -----------       -----------         -----------
      Loss before income taxes and extraordinary                 (1,407,000)       (1,583,000)       (3,096,000)         (3,416,000)


Provision for income taxes                                            1,000             5,000             3,000               5,000
                                                                -----------       -----------       -----------         -----------
     Loss before extraordinary item                              (1,408,000)       (1,588,000)       (3,099,000)         (3,421,000)


Forgiveness of debt, net of tax of $0                                55,000                 -           165,000                   -
                                                                -----------       -----------       -----------         -----------
           Net loss                                             $(1,353,000)      $(1,588,000)      $(2,934,000)        $(3,421,000)

                                                                ===========       ===========       ===========         ===========
Net loss per common share                                             $(.30)            $(.35)            $(.65)              $(.76)

                                                                ===========       ===========       ===========         ===========
Weighted average common shares outstanding                        4,505,000         4,505,000         4,505,000           4,505,000
                                                                ===========       ===========       ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1996
                                  (Unaudited)

                                Series A         Series B
                                Preferred        Preferred
                                  Stock            Stock             Common Stock
                             ---------------   ---------------     -----------------
                                                                                        Additional
                             No. of     Par    No. of     Par      No. of      Par        Paid-in     Accumulated     Stockholders'
                             Shares    Value   Shares    Value     Shares     Value       Capital       Deficit           Equity
                             ------    -----   ------    -----    ---------   ------    -----------   ------------    -------------
Balance, December 31, 1995     500     $   -       -     $   -    4,505,000   $4,000    $16,187,000   $(12,527,000)    $ 3,664,000
Net loss                         -         -       -         -            -                       -     (1,581,000)     (1,581,000)
                               ---     -----     ---     -----    ---------   ------    -----------   ------------     -----------
Balance, March 31, 1996        500         -       -         -    4,505,000    4,000     16,187,000    (14,108,000)      2,083,000
Issuance of Series B
 Preferred Stock                 -         -     500         -                               50,000              -          50,000
Net loss                         -         -       -         -            -        -              -     (1,353,000)     (1,353,000)
                               ---     -----     ---     -----    ---------   ------    -----------   ------------     -----------
Balance, June 30, 1996         500     $   -     500     $   -    4,505,000   $4,000    $16,237,000   $(15,461,000)    $   780,000
                               ===     =====     ===     =====    =========   ======    ===========   ============     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                                                Six months ended
                                                                                         ------------------------------
                                                                                         June 30, 1996    June 30, 1995
                                                                                         -------------     ------------
Cash flows from operating activities:
  Net loss                                                                                 $(2,934,000)     $(3,421,000)

     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                          312,000          194,000
        Amortization of debt issuance costs                                                    232,000                -
        Forgiveness of debt, net of tax                                                       (165,000)               -
        Minority interest in consolidated subsidiary                                          (173,000)        (146,000)
     Changes in operating assets and liabilities:
           Accounts receivable                                                                 (65,000)         (77,000)
           Income taxes receivable                                                                   -          929,000
           Inventories                                                                         175,000          184,000
           Prepaid expenses and other current assets                                           (80,000)         (62,000)
           Long-term receivables and other assets                                               32,000          (41,000)
           Accounts payable and accrued expenses                                               579,000          377,000
                                                                                           -----------      -----------
           Net cash used in operating activities                                            (2,087,000)      (2,063,000)

Cash flows from investing activities:
        Purchases of property and equipment                                                   (115,000)        (213,000)
                                                                                           -----------      -----------
           Net cash used in investing activities                                              (115,000)        (213,000)


Cash flows from financing activities:
     Proceeds received from issuance of preferred stock                                         50,000                -
     Repayment of loan receivable from stockholder                                                   -          450,000
     Repayment of advance from stockholder                                                           -         (152,000)
     Repayment on notes and payable capital lease obligations                                  (29,000)         (13,000)
     Proceeds received from issuance of notes payable                                          770,000                -
     Debt issuance costs                                                                      (215,000)               -
                                                                                           -----------      -----------
             Net cash provided by financing activities                                         576,000          285,000
                                                                                           -----------      -----------
          Net decrease in cash and cash equivalents                                         (1,626,000)      (1,991,000)
     Cash and cash equivalents, beginning                                                    2,778,000        4,361,000
                                                                                           -----------      -----------
     Cash and cash equivalents, ending                                                     $ 1,152,000      $ 2,370,000
                                                                                           ===========      ===========

     Supplemental disclosure of cash flow information:
     ------------------------------------------------
        Cash paid during the year for:
             Income taxes                                                                  $     3,000      $         -
             Interest                                                                      $    45,000      $    10,000

  The accompanying notes are an integral part of these consolidated financial statements. statements.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


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

    Substantially all of the assets of the Company and FYI are pledged as collateral for the Notes. The holder of the Notes has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under 1995 Agreement or the 1996 Agreement which is not timely cured or waived. The Company and FYI are subject to various restrictive covenants, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, transactions with affiliates and consolidation, merger and sale of assets. The Company and FYI also must satisfy certain financial tests during the term of the Agreement, including the maintenance of certain mandatory net worth and earnings levels, determined at the end of each calendar quarter. The failure to comply with the restrictive covenants or pass the financial tests constitute an event of default under the 1995 Agreement and the 1996 Agreement. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco International, Inc. (see Subsequent Events - FYI Sale).

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

    The holders of the Preferred Stock are entitled to receive dividends of $10 per share per annum prior to the distribution of any dividends to the holders of Common Stock. Dividends accrue whether or not declared by the Board of Directors of the Company. The Preferred Stock is subject to optional redemption by the Company, at a redemption price of $100 per share plus any accrued dividends. The Preferred Stock is convertible at any time, in whole or in part, into shares of Common Stock, at a per share conversion equal to the higher of the current market or book value of the Common Stock at the date of conversion. The holders of the Series A Preferred, voting as a class, are entitled to elect four of the Company's directors. In the event of a change of control, as defined in the 1995 Agreement and the 1996 Agreement, the Company must offer to redeem the Preferred Stock. The sale of the FYI assets constitutes change of control because the Company is selling a substantial amount of its assets. If a change of control occurs, the Company must offer to redeem the Series A Preferred and the Series B Preferred for $100 per share in addition to any accrued dividends, which currently amount to $7,500 for the Series A Preferred and $5,000 for the Series B Preferred. The stockholder of the Series A Preferred and the Series B Preferred has 30 days from the date of the change of control to elect redemption of the Preferred shares.

    IDI also received certain registration rights with respect to the Warrants, the shares of Common Stock issuable upon conversion of the Preferred Stock and the shares of Common Stock issuable upon exercise of the Warrants.

    The 1996 Agreement was conditioned upon settlement of a suit brought by the Company against its former outside accounting firm and certain individual defendants entitled Styles On Video, Inc. v. Kellogg & Andelson, et al.,
                    ---------------------------------------------------
Superior Court of the State of California, County of Los Angeles, Case No. BC 14268. Pursuant to the settlement of such suit, Kellogg & Andelson agreed to pay $1,700,000 to the Company (the "Kellogg Settlement"). The funds were released from escrow upon the settlement of the Class Action, as described below, in July 1996. Of the Kellogg Settlement proceeds, $870,000 was applied to repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the Kellogg Settlement to the Company were $430,000, which was added to the Company's general working capital. In April 1995, the Company settled a class action suit which was filed against the Company and certain of its officers and directors in 1994 (the "Class Action") as well as a shareholders' derivative suit which named the directors and certain of the officers of the Company (the "Class Action Settlement"). Pursuant to the Class Action Settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of Common Stock and the Company recorded a promissory note in the principal amount of $250,000.  The exercise price on the warrants is
$.075 per share and the warrants   e redeemable by the Company at any time over
the five-year life of the warrants for $5 per warrant. The Company's director and officer liability insurance carriers also agreed to pay to the plaintiff class $2,250,000. With regard to the derivative suit, Guy de Vreese surrendered 250,000 shares of the Company's Common Stock and options for 150,000 shares of the Company's Common Stock. The shares of Common Stock are to be distributed to the plaintiff class and the options were canceled.

    The Company and FYI have guaranteed each other's obligations under the 1995 Agreement and the 1996 Agreement.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

    (c) FYI Sale - On December 13, 1996, the Company and FYI signed a letter of intent to sell substantially all of the assets, together with the assumption of certain liabilities, of FYI to Hasco (the "FYI Sale"). Hasco operates the First Foto, a competitor of FYI in the newborn hospital photographic business. Effective January 31, 1997, the Company and FYI executed definitive agreements with Hasco for the FYI Sale, which is expected to close in April 1997. The sale price of $4,533,060 is payable $3,468,000 in cash at the closing and $1,065,000 in twelve equal quarterly installments of $88,750 commencing three months after the closing. The sale price is subject to adjustment for certain hospital contract terminations and certain operating results prior to closing. The obligation of Hasco to make the installment payments is unsecured and non-interesting bearing.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

    On January 22, 1997, Hasco loaned FYI $60,000 pursuant to a 10% promissory note due January 31, 1997. On January 31, 1997, Hasco and FYI entered into a loan agreement (the "Loan Agreement') pursuant to which Hasco will lend to FYI up to $180,000 per month, up to a maximum of $540,000, at an interest rate of 10% per annum (the "Hasco Loan"). As of January 31, 1996, FYI has borrowed $180,000 pursuant to the Loan Agreement, including $60,000 on the promissory note which was added to the Hasco Loan balance. Borrowings under the Loan Agreement are secured by a first priority security interest in FYI's hospital contracts and proceed thereof. IDI agreed to subordinate its rights to the rights of Hasco in connection with this loan. The Company executed the Hasco Loan Agreement and related promissory note as co-borrower and co-maker. All amounts due under the Loan Agreement will be canceled at Closing through the assumption of these liabilities by Hasco. The purchase price will not be subject to reduction for the amount cancelled, except under certain circumstances. If the FYI Sale is terminated or if the closing has not occurred by April 22, 1997, all amounts under the Loan Agreement will become due and payable ninety days following the terminating event.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S REPORTS ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996 AND SEPTEMBER 30, 1996, WHICH WERE FILED WITH THE COMMISSION ON MARCH 24, 1997. THE INFORMATION CONTAINED IN THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996 AND SEPTEMBER 30, 1996, PROVIDES ADDITIONAL DISCUSSION OF THE COMPANY'S CURRENT FINANCIAL POSITION AND RESULTS OF OPERATIONS, INCLUDING A DISCUSSION OF VARIOUS FACTORS THAT MAY AFFECT THE FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY.

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


Three months ended June 30, 1996 compared to the three months ended June 30,
----------------------------------------------------------------------------
1995
----

Revenues
--------

    The following table summarizes the Company's revenues for the three months ended June 30, 1996 and 1995:

                                      Three Months Ended June 30, 1996                    Three Months Ended June 30, 1995
                                      --------------------------------                    --------------------------------
                                                         Percentage of                                       Percentage of
                                                            Company                                              Company
                                        Revenues            Revenues                         Revenues            Revenues
                                      ------------       -------------                     -----------       -------------
Consolidated                            $1,184,000             100%                         $1,329,000             100%
SOV                                         93,000               8                             854,000              64
Dycam                                      601,000              51                             421,000              32
FYI                                        489,000              41                              44,000               3
SSI                                          1,000               -                              10,000               1


 .   Consolidated Operations.  In January 1996, the Company elected to wind-down its hairstyle and beauty imaging systems and franchising operations. During 1996 and the first quarter of 1997, the Company focused its resources on its operating subsidiaries, FYI and Dycam. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco (see Notes to Consolidated Financial Statements - Subsequent Events), subject to the approval of the Company's stockholders. The FYI Sale is expected to close in April 1997. After the wind-down and sale are completed, SOV intends to sell access disks and act as a holding company. The Company believes that its future revenues will be primarily derived from the operations of its Dycam subsidiary.


 .   Styles on Video.  Revenues from sales of SOV's imaging systems ("Systems"), software, and related products for the three months ended June 30, 1996 decreased $761,000, or 89%, compared to the three months ended June 30, 1995. The overall decrease in sales was primarily the result of the decision in January 1996 to terminate sales of hairstyle and beauty imaging systems, precipitated by the general lack of market interest in SOV's existing products at their current price point. The Company currently only sells access disks, and ancillary products remaining in stock. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996 and later years.

 .   Dycam.  Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Dycam's total revenues for the three months ended June 30, 1996 increased $180,000, or 43%, compared to the three months ended June 30, 1995. The increase in revenue was primarily associated with increased camera sales. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Dycam intends to continue to sell stock camera products. Dycam, however, believes its strength lies in the custom and contract engineering of digital imaging systems and intends to devote a substantial portion of its resources in the future to pursuing the custom and contract engineering business. Dycam derived only minimal revenues from contract engineering work during the three months ended June 30, 1996 and 1995. The Company believes that, by the end of 1996, a substantial portion of Dycam's revenues will be derived from the sale/lease of cameras to and licensing revenue from FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale/lease of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% fee on all FYI sales. Pursuant to the deferral agreement executed in May 1996, certain development and maintenance fees may be accrued by FYI until April 30, 1997. Dycam intends to defer the recognition of the related revenues until payment is received from FYI. Intercompany revenues are eliminated for consolidated reporting purposes.
    At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See Notes to Consolidated Financial Statements - Subsequent Events.

 .   FYI.  FYI's revenues are derived from sales of newborn baby photographs and ancillary products. FYI's revenues for the three months ended June 30, 1996 increased $445,000 to $489,000 compared to the three months ended June 30, 1995. Since its first sales in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in April 1997, after which time no revenues will be generated from FYI.

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

Gross Profit
------------

    Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the three months ended June 30, 1996 and 1995:




                                         Three Months Ended June 30, 1996                      Three Months Ended June 30, 1995
                                         --------------------------------                      --------------------------------
                                                          Gross Profit as                                       Gross Profit as
                                                           Percentage of                                         Percentage of
                                         Gross Profit         Revenues                         Gross Profit         Revenues
                                         ------------     ---------------                      ------------     ---------------
Consolidated                              $635,000                54%                           $648,000                49%
SOV                                         90,000                97                             429,000                50
Dycam                                      222,000                37                             205,000                49
FYI                                        322,000                66                               4,000                 9
SSI                                          1,000               100                              10,000               100

 .   Styles on Video.  SOV's overall gross profit decreased for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 primarily due to the decision to terminate sales of hairstyle and beauty imaging systems in January 1996. Gross profit as a percentage of revenues increased due to the increase in the percentage of revenues derived from the sale of access disks, which have a higher margin than system sales.

 .   Dycam.  Dycam's overall gross profit for the three months ended June 30,
    1996 increased compared to the three months ended June 30, 1995 primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased, primarily as a result of increased revenues from mature camera product sales with lower margins. Gross margins may continue to remain at lower levels, or decrease further, if Dycam's custom product business does not contribute a greater portion of revenues to Dycam's total revenues.

 .   FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit increased as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues related to Dycam.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

    Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers, office staff and sales personnel, advertising and promotion, accounting, legal and other professional fees, and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the three months ended June 30, 1996 and 1995:


                                       Three Months Ended June 30, 1996                     Three Months Ended June 30, 1995
                                       --------------------------------                     --------------------------------
                                                          Percentage of                                        Percentage of
                                         Expenses            Revenues                         Expenses            Revenues
                                       -----------          -----------                     -----------        -------------
Consolidated                            $1,610,000              136%                         $2,034,000              153%
SOV                                        415,000              446                           1,039,000              122
Dycam                                      313,000               52                             275,000               65
FYI                                        879,000              180                             658,000            1,495
SSI                                          3,000              300                              62,000              620


 .   Styles on Video.  Selling, general and administrative expenses of SOV for the three months ended June 30, 1996 decreased $624,000, or 60%, from the three months ended June 30, 1995, and represented 26% of the Company's total selling, general and administrative expenses. Salaries and benefits expenses decreased due to a decrease in the number of employees at all levels in all departments. Marketing and advertising decreased due to steps taken to reduce costs including reducing the design and number of advertisements placed and trade shows attended. SOV made efforts to reduce selling, general and administrative expenses throughout 1995 and during the first two quarters of 1996. The total personnel employed by SOV was reduced to one employee by August 31, 1996.

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

 .   Dycam.  Selling, general and administrative expenses for the three months ended June 30, 1996 increased $38,000, or 14%, from the three months ended June 30, 1995, and represented 19% of the Company's total selling, general and administrative expenses. The increase resulted primarily from increased sales and marketing expenditures.

 .   FYI.  Selling, general and administrative expenses for the three months ended June 30, 1996 increased $221,000 or 34% from the three months ended June 30, 1995 and represented 55% of the Company's total selling, general and administrative expenses. Salaries and benefits increased in 1996 due to the addition of personnel to accommodate growth. Travel and marketing costs increased in 1996 due to additional costs associated with continuing to introduce FYI to the marketplace. FYI continued to add staff during the remainder of 1996 and in 1997 based on growth. Other selling, general and administrative costs, including commissions paid to hospitals, which typically are based on a percentage of FYI's revenues derived from each hospital, increased primarily based on FYI's growth. In January 1997, the Company and FYI entered into an agreement to sell the FYI business. The FYI Sale is expected to close in April 1997.

 .   SSI.  Selling, general and administrative expenses for the three months ended June 30, 1996 represented less than 1% of the Company's total selling, general and administrative expenses. The Company took steps to reduce SSI's expenditures during 1995. In January 1996, the Company decided to terminate SSI's operations and commenced the wind-down of SSI's operations.

Research and Development
------------------------

    Consolidated research and development expenses for the three months ended June 30, 1996 were $134,000 (11% of consolidated revenues), a decrease of $125,000, or 48%, compared to $259,000 (19% of consolidated revenues) for the three months ended June 30, 1995. The decrease is primarily attributable to Dycam.

 .   Styles on Video.  Research and development expenses for the three months ended June 30, 1996 were $0, compared to $7,000 the three months ended June 30, 1995. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate SOV 's hairstyle and beauty imaging operations.

 .   Dycam.  Research and development expenses for the three months ended June
    30, 1996 were $134,000 (22% of Dycam's revenues), a decrease of $56,000, or 29%, from $190,000 (45% of Dycam's revenues) for the three months ended June 30, 1995, and represented all of the Company's total research and development expenses. The decrease in Dycam's research and development expenses is primarily attributable to reductions in the number of personnel, and the completion of development of certain products introduced in 1995. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the three months ended June 30,
    1996 were $0 compared to $62,000 for the three months ended June 30, 1995. FYI's research and development activities during the 1996 period carried out in conjunction with Dycam have been eliminated upon consolidation. FYI's research and development activities ceased in December 1996 with the Company's and FYI's decision to sell the FYI business.

 .   SSI.  There were no research and development expenses associated with SSI's operations.

Depreciation and Amortization
-----------------------------

    The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense (including amounts charged to cost of revenues) for the three months ended June 30, 1996 was

$139,000, an increase of $43,000 from $96,000 for the three months ended June 30, 1995. The increase primarily resulted from increased depreciation of fixed assets acquired by Dycam and FYI during the three months ended June 30, 1996.


Six months ended June 30, 1996 compared to the six months ended June 30, 1995
-----------------------------------------------------------------------------

Revenues
--------
    The following table summarizes the Company's revenues for the six months ended June 30, 1996 and 1995:

                                      Six Months Ended June 30, 1996                    Six Months Ended June 30, 1995
                                      ------------------------------                    ------------------------------
                                                       Percentage of                                    Percentage of
                                                           Company                                          Company
                                      Revenues            Revenues                      Revenues           Revenues
                                      ----------       -------------                    ----------      --------------
Consolidated                          $2,433,000             100%                       $2,768,000             100%
SOV                                      315,000              13                         1,858,000              67
Dycam                                  1,315,000              54                           829,000              30
FYI                                      797,000              33                            48,000               2
SSI                                        6,000               -                            33,000               1


 .   Consolidated Operations.  In January 1996, the Company elected to terminate its hairstyle and beauty imaging systems and franchising operations. During 1996 and the first quarter of 1997, the Company focused its resources on its operating subsidiaries, FYI and Dycam. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco (see Notes to Consolidated Financial Statements - Subsequent Events), subject to the approval of the Company's stockholders. The FYI Sale is expected to close in April 1997. After the wind-down and sale are completed, SOV intends to act primarily as a holding company. The Company believes that its future revenues and growth will be primarily derived from the operations of its Dycam subsidiary

 .   Styles on Video.  Revenues from SOV's sales for the six months ended June
    30, 1996 decreased $1,543,000, or 83% compared to the six months ended June 30, 1995. The overall decrease in sales was primarily the result of the decision in January 1996 to terminate sales of hairstyle and beauty imaging systems, precipitated by the general lack of market interest in SOV's existing products at their current price point.

 .   Dycam.  Dycam's revenues for the six months ended June 30, 1996 increased
    $486,000, or 59% compared to the six months ended June 30, 1995. The increase in revenue was primarily associated with increased camera sales. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Dycam intends to continue to sell stock camera products. Dycam, however, believes its strength lies in the custom and contract engineering of digital imaging systems and intends to devote a substantial portion of its resources in the future to pursuing the custom and contract engineering business. Dycam derived only minimal revenues from contract engineering work during the three months ended June 30, 1996 and 1995. The Company believes that, by the end of 1996, a substantial portion of Dycam's revenues will be derived from the sale/lease of cameras to and licensing revenue from FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale/lease of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% fee on all FYI sales. Pursuant to deferral agreement executed in May 1996, certain development and maintenance fees may be accrued by FYI until 1997. Dycam intends to defer the recognition of the related revenues until payment is received from FYI. Intercompany revenues are eliminated for consolidated reporting purposes. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See Notes to Consolidated Financial Statements - Subsequent Events.

 .   FYI.  FYI's revenues for the six months ended June 30, 1996 increased
    $749,000 to $797,000 from $48,000 for the six months ended June 30, 1995.
    Since its first revenues in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. The Company has devoted significant marketing efforts and financial resources to the development and growth. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in April 1997, after which time no revenues will be generated from FYI.

 .   SSI.  SSI's revenues are primarily derived from the sale of franchises.  SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. In January 1996, the Company commenced the wind-down of the SSI line of business. The Company anticipates that the SSI line of business will generate a minimal portion of the Company's revenues in 1996 and later years.


Gross Profit
------------

    The following table summarizes the Company's gross profit for the six months ended June 30, 1996 and 1995:

                                     Six Months Ended June 30, 1996                        Six Months Ended June 30, 1995
                                   ----------------------------------                     --------------------------------
                                                      Gross Profit as                                      Gross Profit as
                                                       Percentage of                                        Percentage of
                                     Gross Profit        Revenues                         Gross Profit         Revenues
                                   --------------     ---------------                     ------------     ---------------
Consolidated                          $1,162,000            48%                            $1,144,000              41%
SOV                                      281,000            89                                841,000              45
Dycam                                    393,000            30                                266,000              32
FYI                                      482,000            61                                  4,000               8
SSI                                        6,000           100                                 33,000             100


 .   Styles on Video.  SOV's overall gross profit decreased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to the decision to terminate sales of hairstyle and beauty imaging systems in January 1996. Gross profit as a percentage of revenues increased due to the increase in the percentage of revenue derived from the sale of access disks, which have a higher margin than system sales.

 .   Dycam.  Dycam's overall gross profit for the six months ended June 30, 1996 increased compared to the six months ended June 30, 1995 primarily as a result of increased revenues. Gross profit as a percentage of revenues decreased, primarily as a result of increased revenues from mature camera product sales with lower margins. Gross margins may continue to remain at lower levels, or decrease further, if Dycam's custom products business does not contribute a significant portion to Dycam's total revenues.

 .   FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit increased as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues related to Dycam.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.



Selling, General and Administrative
-----------------------------------

    The following table summarizes the Company's selling, general and administrative expenses for the six months ended June 30, 1996 and 1995:

                                     Six Months Ended June 30, 1996                     Six Months Ended June 30, 1995
                                  ------------------------------------                -----------------------------------
                                                     Percentage of                                         Percentage of
                                       Expenses         Revenues                         Expenses             Revenues
                                  --------------   -------------------                -------------        --------------
Consolidated                          $3,539,000            145%                         $4,100,000              148%
SOV                                    1,038,000            330                           1,945,000              105
Dycam                                    598,000             45                             605,000               73
FYI                                    1,891,000            237                           1,192,000            2,483
SSI                                       12,000            200                             358,000            1,085


 .   Styles on Video.  Selling, general and administrative expenses for the six months ended June 30, 1996 decreased $907,000, or 47%, from the six months ended June 30, 1995, and represented 29% of the Company's total selling, general and administrative expenses. Salaries and benefits decreased due to a decrease in the number of employees at all levels in all departments. Marketing and advertising decreased due to steps taken to reduce costs including reducing the design and number of advertisements placed and trade shows attended. SOV made efforts to reduce selling, general and administrative expenses throughout 1995 and during the first two quarters of 1996. The total personnel employed by SOV was reduced to one employee by August 31, 1996.

    In January 1996, the Company decided to terminate the Company's hairstyle and beauty imaging systems operations. SOV ceased the marketing and sales of its hairstyle and beauty imaging systems, and terminated the employment of all employees involved in the marketing and sales of such systems. Selling, general and administrative expenses related to SOV's operations continue to exceed the gross profit derived therefrom. The Company continues to make efforts to reduce SOV's expenses to a minimal level consistent with its current operations, including its activities as a holding company. SOV continues to sell access disks and ancillary products remaining in stock, and intends to do so for the foreseeable future.

 .   Dycam.  Selling, general and administrative expenses for the six months ended June 30, 1996 decreased $7,000, or 1%, from the six months ended June 30, 1995, and represented 17% of the Company's total selling, general and administrative expenses. The decrease resulted primarily from a decrease in Dycam's employee base.

 .   FYI.  Selling, general and administrative expenses for the six months ended
    June 30, 1996 increased $699,000, or 59%, from the six months ended June 30, 1995 and represented 53% of the Company's total selling, general and administrative expenses. Salaries and benefits increased due to the addition of personnel to accommodate growth. Travel and marketing costs increased due to additional costs, associated with continuing to introduce FYI to the marketplace. FYI continued to add staff during the remainder of 1996 and in 1997 based on growth. Other selling, general and administrative costs, including commissions paid to hospitals, which typically are based on a percentage of FYI's revenues derived from each hospital, increased primarily due to FYI's growth. In January 1997, the Company and FYI entered into an agreement to sell the FYI business. The FYI Sale is expected to close in April 1997.

 .   SSI.  Selling, general and administrative expenses of SSI for the six months ended June 30, 1996 decreased $346,000 and represented less than 1% of the Company's total selling, general and administrative expenses. As of December 31, 1995, direct employees at SSI and marketing costs were reduced to zero. In January 1996, the Company decided to terminate and commenced the wind-down of the SSI line of business.


Research and Development
------------------------

    Consolidated research and development expenses for the six months ended June 30, 1996 were $298,000 (12% of consolidated revenues), a decrease of $165,000, or 36%, compared to $463,000 (17% of consolidated revenues) for the six months ended June 30, 1995.

 .   Styles on Video.  Research and development expenses for the six months ended
    June 30, 1996 were $0, a decrease of $7,000 compared to the six months ended June 30, 1995. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate SOV's hairstyle and beauty imaging operations.

 .   Dycam.  Research and development expenses for Dycam for the six months ended
    June 30, 1996 were $298,000 (23% of Dycam's revenues), a decrease of $91,000, or 23%, compared to $389,000 (47% of Dycam's revenues) for the six months ended June 30, 1995, and represented all of the Company's total research and development expenses. The decrease in Dycam's research and development expenses is primarily attributable to reductions in the number of personnel, and the completion of development of certain products introduced in 1995. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the six months ended June 30,
    1996 were $0 a decrease of $67,000 compared to the six months ended June 30, 1995. FYI's research and development activities during the 1996 period were carried out in conjunction with Dycam and have been eliminated upon consolidation. Research and development expenses during the 1995 period represented FYI's share of new product development activities associated with the design and manufacture of the prototype digital camera and system for the photography of newborn babies at hospitals. FYI's research and development activities ceased in December 1996 with the Company's and FYI's decision to sell the FYI business.


Depreciation and Amortization
-----------------------------

    The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense (including amounts charged to cost of revenues) for the six months ended June 30, 1996 was $312,000, an increase of $118,000 from $194,000 for the six months ended June 30, 1995. The increase primarily resulted from increased depreciation of fixed assets acquired by Dycam and FYI during the six months ended June 30, 1996.


Liquidity and Capital Resources
-------------------------------

    During the six months ended June 30, 1996, the Company relied primarily upon cash on hand, including intercompany advances and cash received from sales, to finance its cash operating losses and the expansion of FYI. FYI's capital expenditures were also financed in part by a capital lease.

    At June 30, 1996, the Company had consolidated cash and cash equivalents of $1,152,000, a decrease of $1,626,000 from $2,778,000 at December 31, 1995. The
Company's working capital at June 30, 1996 was ($2,374,000), a decrease of $3,940,000 when compared to $1,566,000 at December 31, 1995. Working capital reduction was primarily the result of a reduction in cash used in operations, net of related party notes and advances, and net changes in other current assets and liabilities described below. The current ratio at June 30, 1996 was .5 to 1 compared to 1.6 to 1 at December 31, 1995.

 .   Styles on Video.  SOV's cash and cash equivalents at June 30, 1996 were
$19,000, up $16,000 from $3,000 at December 31, 1995. Inventories decreased $50,000 due to sales of product. Prepaid expenses increased $110,000 primarily due to prepayments and recording of the annual D&O insurance premium with a corresponding offset of the unpaid balance to accrued expenses. Accounts payable increased $113,000 due to increased obligations net of discounts and payments on aged payables. Accrued expenses increased $159,000 primarily due to the recording of the annual D&O insurance premium and the accrual of interest expense on IDI debt. SOV's working capital (excluding intercompany balances) at June 30, 1996 was $(1,879,000) compared to $(1,545,000) at December 31, 1995.
The current ratio was .2:1 at June 30, 1996 compared to .3:1 at December 31, 1995. The working capital reduction was primarily the result of a decrease in cash which was used in operations to fund losses, net of related party notes and advances and changes in other current assets and liabilities described above. SOV continued to use cash to fund cash operating losses throughout the first two quarters of 1996.

    In November 1995, SOV, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). Pursuant to the 1995 Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000, with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997 (the "1995 Notes"). In addition, SOV issued $50,000 worth of 10% Senior Series A Convertible Preferred Stock, $100 par value. Moreover, the 1995 Agreement requires the Company to issue sufficient warrants so that when they are exercised, IDI will control 40% of the Company's common stock on a fully diluted basis (the "1995 Warrants"). FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Additionally, SOV received $50,000 for the issuance of 10% Senior Series A Convertible Preferred Stock. Pursuant to the 1995 Agreement, as amended March 1996, funds totaling $750,000 were available to SOV, all of which had been advanced to SOV by FYI as of August 31, 1996. The remaining funds were used for the furtherance of FYI's expansion. The 1995 Agreement was amended again in May 1996 and January 1997 to provide, among other things, for the deferral of interest to not later than May 1, 1997, less restrictive covenants and a lower exercise price for the 1995 Warrants. At December 31, 1995 and 1996, the Company was not in compliance with certain of the 1995 Agreement's financial covenants, however, the Company has obtained a waiver of these defaults from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If defaults occur in future periods, and waivers are not obtained, and the Company's assets are taken in satisfaction of the amounts due pursuant to the 1995 Agreement, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam. For additional information see "Related Party Transactions."

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

    From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note.

    In July 1996, the K&A suit was settled and the accounting firm agreed to pay $1,700,000 to the Company. See "Contingencies". Of the proceeds, $870,000 was applied to the repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the settlement to the Company were $430,000, which was added to the Company's general working capital, and used to fund the operations of SOV and FYI.

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

    In addition, the Company believes that the combined cash impact of a settlement of the Durian and AESIC loss contingencies, more fully described in "Contingencies" will not be significant. If (a) a significant negative result is achieved with respect to the Durian and/or AESIC matters, (b) management cannot achieve its operating plan or (c) funding is not available or proves insufficient to cover the shortfalls, SOV will find it necessary to further reduce its levels of expenditures or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

 .   Dycam.  At June 30, 1996, Dycam had cash and short-term investments on hand of $1,118,000, down $256,000 from $1,374,000 at December 31, 1995.  The decrease was primarily a result of the decrease in cash, which was used to fund Dycam's operating losses.

    Accounts receivable increased $123,000. Inventories decreased $104,000. Current liabilities at June 30, 1996 increased by $42,000 from December 31, 1995 to $241,000, primarily as a result of a $32,000 increase in accounts payable. Dycam's working capital (excluding intercompany balances) at June 30, 1996 was $1,742,000, a decrease of $283,000 when compared to $2,025,000 at December 31, 1995. The working capital reduction was primarily the result of cash operating losses, net of changes in other current assets and liabilities described above. The current ratio at June 30, 1996 was 8.2 to 1 compared to 11.2 to 1 at December 31, 1995. Dycam does not have any long-term indebtedness and does not currently maintain any credit facilities.

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

 .   FYI.  At June 30, 1996, FYI had cash and short-term investments on hand of
$14,000. During the six months ended June 30, 1996, FYI relied primarily upon cash on hand, funds received pursuant to the 1996 IDI notes, and revenues from sales to finance its operations and expansion. Additionally, certain capital expenditures were financed by a capital lease which has a three year term and provides for the purchase of the equipment at the end of the lease term. FYI's revenues commenced in March 1995.

    The decrease in cash for the six months ended June 30, 1996 primarily reflects cash losses for the period, and capital expenditures. FYI's working capital (excluding intercompany balances) at June 30, 1996 was $(2,411,000), a decrease of $3,440,000 when compared to $1,029,000 at December 31, 1995. FYI's current ratio at June 30, 1996 was .1 to 1, compared to 3.6 to 1 at December 31, 1995.

    As described above, in November 1995, SOV, FYI and IDI entered into the 1995 Agreement. FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction, as amended in March 1996, up to $750,000 of the funds are available to SOV, approximately $927,000 had been advanced to SOV as of August 31, 1996. As discussed above, the Company was not in compliance with certain of the Agreement's financial covenants at December 31, 1995 and 1996, however, the Company has obtained a waiver of these violations from IDI. In May 1996, SOV, FYI and IDI entered into the 1996 Agreement, providing additional financing up to $1,200,000. Additionally, from September 1996 through January 1997, IDI advanced $927,000 to SOV and FYI pursuant to a $977,000 Bridge Note due not later than May 1, 1997.

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

 .   SSI.  At June 30, 1996, SSI had cash and short term investments on hand of
$1,000, its only current asset. SSI's working capital (excluding intercompany balances) at June 30, 1996 was $(19,000). The current ratio was less than .01 to 1 at June 30, 1996 and December 31, 1995. For the six months ended June 30, 1996, SSI did not have any cash operating losses and did not use any cash.

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

Item 1 Legal Proceedings- (1)

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information- None

Item 6 Exhibits and Reports on Form 8-K - (1)

Exhibit No.       Document
-----------       --------
  27.1            Financial Data Schedule

(1) Incorporated by reference from Styles on Video, Inc.'s Report on Form 10-KSB for the fiscal year ended December 31, 1995 filed with the Commission on March 24, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant, Styles on Video, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Signature                   Title                      Date
     ---------                   -----                      ----
                       Chairman of the Board and
/s/ K. Eugene Shutler  Chief Executive Officer
_____________________  (Principal Executive Officer)    March 21, 1997
 K. Eugene Shutler


                       Chief Financial Officer
/s/ Nancy H. Galgas    (Principal Accounting Officer
___________________    and Secretary)                   March 21, 1997
  Nancy H. Galgas

