Form 10QSB
period 1996-09-30
STYLES ON VIDEO INC
filed 1997-03-24
CIK 897074

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                               Yes [ ]   No  [X]

================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             STYLES ON VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS

                                                                          September 30, 1996   December 31, 1995
                                                                          ------------------   -----------------
Current assets:


   Cash and cash equivalents                                                    $  1,010,000        $  2,778,000

   Accounts receivable, less allowance of $264,000 and
     $267,000 at September 30, 1996 and December 31, 1995,
     respectively                                                                    245,000             200,000


   Income taxes receivable                                                            26,000             327,000

   Inventories                                                                       614,000             806,000

   Prepaid expenses and other current assets                                         230,000             225,000
                                                                                ------------        ------------

       Total current assets                                                        2,125,000           4,336,000

Property and equipment, net                                                          983,000             991,000

Long-term receivables, less allowance of $577,000 at September 30,
  1996 and December 31, 1995                                                               -               1,000

Goodwill, net of accumulated amortization of $666,000
  and $527,000 at September 30, 1996 and December 31, 1995,
  respectively                                                                     4,819,000           5,027,000


Debt issuance costs, net of accumulated amortization of $245,000 and
  $13,000 at September 30, 1996 and December 31, 1995,
  respectively                                                                       167,000             279,000


Other assets                                                                          73,000             107,000
                                                                                ------------        ------------

       Total assets                                                             $  8,167,000        $ 10,741,000
                                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                             $    915,000        $  1,327,000

   Accrued expenses                                                                  759,000             388,000

   Customer advances                                                                 868,000             868,000

   Advance from stockholder                                                                -              48,000

   Current portion of notes payable and obligations
     under capital leases                                                          1,860,000             139,000
                                                                                ------------        ------------
       Total current liabilities                                                   4,402,000           2,770,000

Note payable                                                                       1,450,000           3,117,000

Obligations under capital leases                                                      69,000              89,000

Minority interest in consolidated subsidiary                                         823,000           1,101,000

Commitments and contingencies

Stockholders' equity:

   Preferred stock, par value $.001; 1,000,000 shares
     authorized; 500 shares of Series A issued and outstanding at
     September 30, 1996 and December 31, 1995                                              -                   -

   Preferred stock, par value $.001; 1,000,000 shares
     authorized; 500 shares of Series B issued and outstanding at
     September 30, 1996, none at December 31, 1995                                         -                   -


   Common stock, par value $.001; 10,000,000 shares
     authorized; 4,505,000 shares issued and outstanding
     at September 30, 1996 and December 31, 1995                                       4,000               4,000

   Additional paid-in capital                                                     16,237,000          16,187,000

   Accumulated deficit                                                           (14,818,000)        (12,527,000)
                                                                                ------------        ------------

       Total stockholders' equity                                                  1,423,000           3,664,000
                                                                                ------------        ------------

       Total liabilities and stockholders' equity                               $  8,167,000        $  1,074,100
                                                                                ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine month periods ended September 30, 1996 and 1995
                                  (Unaudited)


                                                                 Three months ended                  Nine months ended
                                                                     September 30                       September 30
                                                             -----------------------------      -------------------------------
                                                                1996              1995             1996                1995
                                                             -----------       -----------      -----------         -----------
Revenues
 Systems and related software sales                          $   155,000       $   437,000      $   470,000         $ 2,267,000
 Camera sales                                                    416,000           400,000        1,719,000           1,207,000
 Photography sales                                               666,000                 -        1,463,000                   -
 Other revenues                                                   30,000           237,000           48,000             368,000
                                                             -----------       -----------      -----------         -----------
    Total revenues                                             1,267,000         1,074,000        3,700,000           3,842,000
Cost of revenues
 Cost of systems and software sold                                     -            93,000           32,000           1,110,000
 Cost of camera sales                                            330,000           260,000        1,254,000             823,000
 Cost of photography sales                                       202,000                 -          517,000                   -
 Other costs                                                           -            78,000                -             122,000
                                                             -----------       -----------      -----------         -----------
    Total cost of revenues                                       532,000           431,000        1,803,000           2,055,000
                                                             -----------       -----------      -----------         -----------
    Gross profit                                                 735,000           643,000        1,897,000           1,787,000
Operating expenses
 Selling, general and administrative                           1,524,000         1,656,000        5,063,000           5,756,000
 Research and development                                        156,000           241,000          454,000             704,000
 Depreciation and amortization                                   144,000           107,000          428,000             301,000
                                                             -----------       -----------      -----------         -----------
    Total operating expenses                                   1,824,000         2,004,000        5,945,000           6,761,000
                                                             -----------       -----------      -----------         -----------
    Loss from operations                                      (1,089,000)       (1,361,000)      (4,048,000)         (4,974,000)

Interest income (expense), net                                  (158,000)           52,000         (468,000)            113,000
Legal settlement                                               1,700,000                 -        1,700,000                   -
Other (expense)                                                        -            (7,000)               -             (17,000)
Minority interest in net losses of consolidated
 subsidiary                                                      105,000           128,000          278,000             274,000
                                                             -----------       -----------      -----------         -----------

      Income (loss) before income taxes
       and extraordinary item                                    558,000        (1,188,000)      (2,538,000)         (4,604,000)

Provision (benefit) for income taxes                                   -            (1,000)           3,000               4,000
                                                             -----------       -----------      -----------         -----------
    Income (loss) before                                         558,000        (1,187,000)      (2,541,000)         (4,608,000)
     extraordinary item
Forgiveness of debt, net of tax of $0                             85,000                 -          250,000                   -
                                                             -----------       -----------      -----------         -----------
           Net income (loss)                                 $   643,000       $(1,187,000)     $(2,291,000)        $(4,608,000)
                                                             ===========       ===========      ===========         ===========
Net income (loss) per common share                                 $0.14            $(0.26)          $(0.51)             $(1.02)
                                                             ===========       ===========      ===========         ===========
Weighted average common shares outstanding                     4,505,000         4,505,000        4,505,000           4,505,000
                                                             ===========       ===========      ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1996
                                  (Unaudited)



                                Series A         Series B
                                Preferred       Preferred
                                  Stock           Stock              Common Stock
                             ---------------   ----------------    -----------------
                                                                                        Additional
                             No. of     Par    No. of     Par      No. of      Par        Paid-in     Accumulated     Stockholders'
                             Shares    Value   Shares    Value     Shares     Value       Capital       Deficit           Equity
                             ------    -----   ------    ------   ---------   ------    -----------   ------------    -------------
Balance, December 31, 1995     500     $   -       -     $    -   4,505,000   $4,000    $16,187,000   $(12,527,000)     $ 3,664,000
Net loss                         -         -       -          -           -                       -     (1,581,000)      (1,581,000)

                               ---     -----     ---     ------   ---------   ------    -----------   ------------      -----------
Balance, March 31, 1996        500         -       -          -           -    4,000     16,187,000    (14,108,000)       2,083,000
Issuance of Series B             -         -     500          -                              50,000              -           50,000
 Preferred Stock
Net loss                         -         -       -          -           -        -              -     (1,353,000)      (1,353,000)

                               ---     -----     ---     ------   ---------   ------    -----------   ------------      -----------
Balance, June 30, 1996         500         -     500          -   4,505,000    4,000     16,237,000    (15,461,000)         780,000
Net income                       -         -       -          -           -        -              -        643,000          643,000
                               ---     -----     ---     ------   ---------   ------    -----------   ------------      -----------
Balance, September 30, 1996    500         -     500          -   4,505,000   $4,000    $16,237,000   $(14,818,000)     $ 1,423,000
                               ===     =====     ===     ======   =========   ======    ===========   ============      ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                                                 Nine months ended
                                                                                      ----------------------------------------
                                                                                      September 30, 1996    September 30, 1995
                                                                                      ------------------    ------------------
Cash flows from operating activities:
  Net loss                                                                                $(2,291,000)          $(4,608,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             453,000               301,000
    Amortization of debt issuance costs                                                       329,000                     -
    Forgiveness of debt, net of tax                                                          (250,000)                    -
    Write-off of loan from stockholder                                                        (48,000)                    -
    Minority interest in consolidated subsidiary                                             (278,000)             (274,000)
      Changes in operating assets and liabilities:
       Accounts receivable                                                                    (45,000)             (132,000)
       Income taxes receivable                                                                301,000               929,000
       Inventories                                                                            192,000               177,000
       Prepaid expenses and other current assets                                               (5,000)              (10,000)
       Long-term receivables and other assets                                                                       (34,000)
       Accounts payable and accrued expenses                                                  209,000               654,000
                                                                                          -----------           -----------
       Net cash used in operating activities                                               (1,433,000)           (2,997,000)
                                                                                          -----------           -----------

Cash flows from investing activities:
      Purchase of property and equipment                                                     (152,000)             (248,000)
                                                                                          -----------           -----------
       Net cash used in investing activities                                                 (152,000)             (248,000)
                                                                                          -----------           -----------

Cash flows from financing activities:
       Proceeds received from issuance of preferred stock                                                                 -
       Repayment of loan receivable from stockholder                                           50,000               450,000
       Repayment of advance from stockholder                                                        -              (152,000)
       Repayment on notes payable and capital lease obligations                            (1,218,000)              (22,000)
       Proceeds received from issuance of notes payable                                     1,200,000               300,000
       Debt issuance costs                                                                   (215,000)                    -
                                                                                          -----------           -----------
        Net cash used in financing activities                                                (183,000)              576,000
                                                                                          -----------           -----------
        Net decrease in cash and cash equivalents                                          (1,768,000)           (2,669,000)
     Cash and cash equivalents, beginning                                                   2,778,000             4,361,000
                                                                                          -----------           -----------
     Cash and cash equivalents, ending                                                    $ 1,010,000           $ 1,692,000
                                                                                          ===========           ===========

     Supplemental disclosure of cash flow information:
     ------------------------------------------------
     Cash paid during the year for:
        Income taxes                                                                      $     3,000           $         -
        Interest                                                                          $    44,000           $    17,000


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


(1) General

    (a) The accompanying unaudited consolidated financial statements of Styles on Video, Inc. ("SOV") and subsidiaries, (collectively, "the Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and in accordance with the instructions to Form 10-QSB. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. The consolidated results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. For more complete information, including a discussion of various factors that may affect the future financial position and results of operations of the Company, refer to the Company's Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Commission on March 24, 1997.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

    Consulting Agreement. The Company entered into a consulting agreement (the "Consulting Agreement") with K. Eugene Shutler, who later became its Chief Executive Officer, for services relating to the Company's business. In exchange for the services, the Company is obligated to pay the consultant $12,500 per month plus expenses. In addition, pursuant to the Consulting Agreement, the Company issued warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $.075 per share, which management believes represents the fair market value at the date of issuance. The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants. The Consulting Agreement terminated and warrants ceased vesting on August 1, 1996, at which time the Company entered into an employment agreement with him.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

    (d) Other - See "Related Party Transactions" and "Contingencies."

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


(4) Contingencies

    (a) In April 1995, the Company settled a class action suit which was filed against the Company and certain of its officers and directors in December 1994 as well as a shareholders' derivative suit which named the directors and certain of the officers of the Company. The settlement received final approval by the District Court in July 1996. Pursuant to the terms of the final settlement, as amended, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock and has recorded a promissory note in the principal amount of $250,000 at December 31, 1994, payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997 at 9% interest. As of January 31, 1997, the Company has not made any payments on the obligation. The exercise price of the warrants is $.075 per share. The warrants will have a five-year life and are redeemable by the Company at any time for $5 per warrant. Issuance of warrants to purchase approximately 1,000,000 of the Company's common stock is subject to stockholder approval to increase the authorized share capital of the Company. Also as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the derivative case, Guy de Vreese, the former Chairman and Chief Executive Officer of the Company, surrendered 250,000 shares of the Company's common stock held by him and of options for 150,000 shares of the Company's common stock held by him. The shares surrendered by Mr. de Vreese are to be distributed to the class plaintiffs and the options have been canceled.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996 AND JUNE 30, 1996, WHICH WERE FILED WITH THE COMMISSION ON MARCH 24, 1997. THE INFORMATION CONTAINED IN THE COMPANY'S REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1995, AND THE COMPANY'S REPORTS ON FORM 10-QSB FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1996 AND JUNE 30, 1996, PROVIDES ADDITIONAL DISCUSSION OF THE COMPANY'S CURRENT FINANCIAL POSITION AND RESULTS OF OPERATIONS, INCLUDING A DISCUSSION OF VARIOUS FACTORS THAT MAY AFFECT THE FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY.

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

Three months ended September 30, 1996 compared to the three months ended
------------------------------------------------------------------------
September 30, 1995
------------------

Revenues
--------

    The following table summarizes the Company's revenues for the three months ended September 30, 1996 and 1995:

                              Three Months Ended September 30,       Three Months Ended September 30,
                                           1996                                    1995
                              --------------------------------       --------------------------------
                                                 Percentage of                          Percentage of
                                                    Company                                Company
                              Revenues              Revenues          Revenues            Revenues
                              -----------        -------------       -------------      -------------
Consolidated                   $1,267,000             100%            $1,074,000             100%
SOV                               155,000              12                526,000              49
Dycam                             442,000              35                416,000              39
FYI                               666,000              53                129,000              12
SSI                                 4,000               -                  3,000               -

 .   Consolidated Operations.  In January 1996, the Company elected to wind-down its hairstyle and beauty imaging systems and franchising operations. During 1996 and the first quarter of 1997, the Company focused its resources on its operating subsidiaries, FYI and Dycam. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco (see Notes to Consolidated Financial Statements - Subsequent Events), subject to the approval of the Company's stockholders. The FYI Sale is expected to close in April 1997. After the wind-down and sale are completed, SOV intends to sell access disks and act as a holding company. The Company believes that its future revenue will be primarily derived from the operations of its Dycam subsidiary.

 .   Styles on Video.  Revenues from sales of SOV's imaging systems ("Systems"), software, and related products for the three months ended September 30, 1996 decreased $371,000 or 71%, compared to the three months ended September 30, 1995. The overall decrease in sales was primarily the result of the decision in January 1996 to terminate sales of hairstyle and beauty imaging systems, precipitated by the general lack of market interest in SOV's existing products at their current price point. The Company currently only sells access disks, and ancillary products remaining in stock. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in 1996 and later years.

 .   Dycam.  Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Dycam's total revenues for the three months ended September 30, 1996 increased $26,000, or 6%, compared to the three months ended September 30, 1995. The increase in revenue was primarily associated with increased camera sales. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Dycam intends to continue to sell stock camera products. Dycam, however, believes its strength lies in the custom and contract engineering of digital imaging systems and intends to devote a substantial portion of its resources in the future to pursuing the custom and contract engineering business. Dycam derived only minimal revenues from contract engineering work during the three months ended September 30, 1996 and 1995. The Company believes that, by the end of 1996, a substantial portion of Dycam's revenues will be derived from the sale/lease of cameras to and licensing revenue from FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale/lease of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% fee on all FYI sales. Pursuant to deferral agreement executed in May 1996, certain development and maintenance fees may be accrued by FYI until April 30, 1997. Dycam intends to defer the recognition of the related revenues until payment is received from FYI. Intercompany revenues are eliminated for consolidated reporting purposes.
    At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See Notes to Consolidated Financial Statements - Subsequent Events.

 .   FYI.  FYI's revenues are derived from sales of newborn baby photographs and ancillary products. FYI's revenues for the three months ended September 30, 1996 increased $537,000 to $666,000 compared to the three months ended September 30, 1995. Since its first sales in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in April 1997, after which time no revenues will be generated from FYI.

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

Gross Profit
------------

    Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the three months ended September 30, 1996 and 1995:

                           Three Months Ended                             Three Months Ended
                           September 30, 1996                             September 30, 1995
                -------------------------------------          -----------------------------------------
                                      Gross Profit as                                    Gross Profit as
                                      Percentage of                                      Percentage of
                   Gross Profit          Revenues                 Gross Profit              Revenues
                -------------------   ---------------          ------------------        ---------------
Consolidated         $735,000                58%                   $643,000                     60%
SOV                   157,000                99                     433,000                     82
Dycam                 110,000                25                     156,000                     38
FYI                   464,000                70                      51,000                     40
SSI                     4,000               100                       3,000                    100


 .   Styles on Video.  SOV's overall gross profit decreased for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995 primarily due to the decision to terminate sales of hairstyle and beauty imaging systems in January 1996. Gross profit as a percentage of revenues increased due to the increase in the percentage of revenue derived from the sale of access disks, which have a higher margin than system sales.

 .   Dycam.  Dycam's overall gross profit for the three months ended September
    30, 1996 decreased compared to the three months ended September 30, 1995. Gross profit as a percentage of reserves decreased, primarily as a result of increased revenues from, or decrease further, camera product sales with lower margins. Gross margins may continue to remain at lower levels, or decrease further, if Dycam's custom product business does not contribute a significant portion of Dycam's total revenues.

 .   FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit increased as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues related to Dycam.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.


Selling, General and Administrative
-----------------------------------

    Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers, office staff and sales personnel, advertising and promotion, accounting, legal and other professional fees, and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the three months ended September 30, 1996 and 1995:


                                 Three Months Ended September 30,                    Three Months Ended September 30,
                                            1996                                                    1995
                              --------------------------------------               ------------------------------------
                                                       Percentage of                                      Percentage of
                              Expenses                  Revenues                   Expenses                  Revenues
                              ---------                -------------               ----------             -------------
Consolidated                  1,524,000                     120%                   $1,656,000                    154%
SOV                             229,000                     148                       631,000                     20
Dycam                           291,000                      66                       292,000                     70
FYI                             997,000                     150                       703,000                    545
SSI                               7,000                     175                        30,000                  1,000

 .   Styles on Video.  Selling, general and administrative expenses of SOV for the three months ended September 30, 1996 decreased $402,000, or 64%, from the three months ended September 30, 1995, and represented 15% of the Company's total selling, general and administrative expenses. Salaries and benefits expenses decreased due to a decrease in the number of employees at all levels in all departments. SOV made efforts to reduce selling, general and administrative expenses throughout 1995 and during the first two quarters of 1996.

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

 .   Dycam.  Selling, general and administrative expenses for the three months ended September 30, 1996 decreased $1,000 from the three months ended September 30, 1995, and represented 19% of the Company's total selling, general and administrative expenses.

 .   FYI.  Selling, general and administrative expenses for the three months ended September 30, 1996 increased $294,000 or 42% from the three months ended September 30, 1995 and represented 65% of the Company's total selling, general and administrative expenses. Salaries and benefits increased in 1996 due to the addition of personnel to accommodate growth. FYI continued to add staff during the remainder of 1996 and in 1997 based on growth.
    Other selling, general and administrative costs, including, commissions paid to hospitals, which are typically based on a percentage of FYI's revenues derived from each hospital, increased primarily due to FYI's growth. In January 1997, the Company and FYI entered into an agreement to sell the FYI business. The FYI Sale is expected to close in April 1997.

 .   SSI.  Selling, general and administrative expenses for the three months ended September 30, 1996 represented less than 1% of the Company's total selling, general and administrative expenses. The Company took steps to reduce SSI's expenditures during 1995. In January 1996, the Company decided to terminate SSI's operations.


Research and Development
------------------------

    Consolidated research and development expenses for the three months ended September 30, 1996 were $156,000 (12% of consolidated revenues), a decrease of $85,000, or 35%, compared to $241,000 (22% of consolidated revenues) for the three months ended September 30, 1995.

 .   Styles on Video.  Research and development expenses for the three months ended September 30, 1996 were $0, compared to $49,000 the three months ended September 30, 1995. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate SOV's hairstyle and beauty imaging operations.

 .   Dycam.  Research and development expenses for the three months ended
    September 30, 1996 were $137,000 (31% of Dycam's revenues), a decrease of $53,000, or 28%, from $190,000 (46% of Dycam's revenues) for the three months ended September 30, 1995. The decrease in Dycam's research and development expenses is primarily attributable to reductions in the number of personnel, and the completion of development of certain products introduced in 1995. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

 .   FYI. Research and development expenses for the three months ended September
    30, 1996 were $19,000 compared to $2,000 for the three months ended September 30, 1995. The majority of FYI's research and development activities during the 1996 period were carried out in conjunction with Dycam and have been eliminated upon consolidation. FYI's research and development activities ceased in December 1996 with the Company's and FYI's decision to sell the FYI business.

 .   SSI.  There were no research and development expenses associated with SSI's operations.

Nine months ended September 30, 1996 compared to the nine months ended September
--------------------------------------------------------------------------------
30, 1995
--------

Revenues
--------

    The following table summarizes the Company's revenues for the nine months ended September 30, 1996 and 1995:


                                 Nine Months Ended September 30,                   Nine Months Ended September 30,
                                            1996                                               1995
                             ------------------------------------               ------------------------------------
                                                    Percentage of                                      Percentage of
                                                       Company                                            Company
                             Revenues                  Revenues                 Revenues                 Revenues
                             ----------             -------------               ----------             -------------
Consolidated                 $3,700,000                  100%                   $3,842,000                  100%
SOV                             470,000                   13                     2,384,000                   62
Dycam                         1,757,000                   47                     1,245,000                   32
FYI                           1,463,000                   40                       177,000                    5
SSI                              10,000                    -                        36,000                    1


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

 .   Styles on Video.  Revenues from SOV's sales for the nine months ended
    September 30, 1996 decreased $1,914,000, or 80% compared to the nine months ended September 30, 1995. The overall decrease in sales was primarily the result of the decision in January 1996 to terminate sales of hairstyle and beauty imaging systems, precipitated by the general lack of market interest in SOV's existing products at their current price point.

 .   Dycam.  Dycam's revenues for the nine months ended September 30, 1996 increased $512,000, or 41% compared to the nine months ended September 30, 1995. The increase in revenue was primarily associated with increased camera sales. Dycam believes that the increase in camera revenues is attributed to the general emergence of the digital camera market as a whole. Dycam intends to continue to sell stock camera products.
    Dycam, however, believes its strength lies in the custom and contract engineering of digital imaging systems and intends to devote a substantial portion of its resources in the future to pursuing the custom and contract engineering business. Dycam derived only minimal revenues from contract engineering work during the nine months ended September 31, 1996 and 1995. The Company believes that, by the end of 1996, a substantial portion of Dycam's revenues will be derived from the sale/lease of cameras to and licensing revenue from FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale/lease of cameras to FYI, Dycam's arrangement with FYI provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% fee on all FYI sales. Pursuant to a deferral agreement executed in May 1996, certain development and maintenance fees may be accrued by FYI until April 30, 1997. Dycam intends to defer the recognition of the related revenues until payment is received from FYI. Intercompany revenues are eliminated for consolidated reporting purposes. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See Notes to Consolidated Financial Statements - Subsequent Events.

 .   FYI.  FYI's revenues for the nine months ended September 30, 1996 increased
    $1,286,000 to $1,463,000 from $177,000 for the nine months ended September 30, 1995. Since its first revenues in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. The Company has devoted significant marketing efforts and financial resources to the development and growth of the FYI business. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in April 1997, after which time no revenues will be generated from FYI.

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

Gross Profit
------------

    The following table summarizes the Company's gross profit for the nine months ended September 30, 1996 and 1995:


                               Nine Months Ended September 30,                     Nine Months Ended September 30,
                                            1996                                                 1995
                           ----------------------------------------             ----------------------------------------
                                                    Gross Profit as                                      Gross Profit as
                                                    Percentage of                                        Percentage of
                           Gross Profit                Revenues                 Gross Profit                Revenues
                           ------------             ---------------             ------------             ---------------
Consolidated                $1,897,000                    51%                    $1,787,000                      47%
SOV                            438,000                    93                      1,274,000                      53
Dycam                          503,000                    35                        422,000                      34
FYI                            946,000                    55                         55,000                      31
SSI                             10,000                   100                         36,000                     100


 .   Styles on Video.  SOV's overall gross profit decreased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to the decision to terminate sales of hairstyle and beauty imaging systems in January 1996. Gross profit as a percentage of revenues increased due to the increase in the percentage of revenues derived from the sale of access disks, which have a higher margin than system sales.

 .   Dycam.  Dycam's overall gross profit for the nine months ended September 30,
    1996 increased compared to the nine months ended September 30, 1995 primarily as a result of increased revenues. Gross margins may continue to remain at lower levels, or decrease further, if Dycam's custom products business does not contribute a significant portion of Dycam's revenues.

 .   FYI.  FYI recognized its first sales in March 1995.  FYI's gross profit increased as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues related to Dycam.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

    The following table summarizes the Company's selling, general and administrative expenses for the nine months ended September 30, 1996 and 1995:

                               Nine Months Ended September 30,                      Nine Months Ended September 30,
                                          1996                                                    1995
                             ------------------------------------                ------------------------------------
                                                    Percentage of                                       Percentage of
                             Expenses                  Revenues                  Expenses                 Revenues
                             ----------             -------------                ----------             -------------
Consolidated                 $5,063,000                  137%                    $5,756,000                    150%
SOV                           1,267,000                   57                      2,576,000                    108
Dycam                           889,000                   51                        897,000                     72
FYI                           2,888,000                  197                      1,895,000                  1,071
SSI                              19,000                  190                        388,000                  1,078


 .   Styles on Video.  Selling, general and administrative expenses for the nine months ended September 30, 1996 decreased $1,309,000, or 51%, from the nine months ended September 30, 1995, and represented 25% of the Company's total selling, general and administrative expenses. Salaries and benefits decreased due to a decrease in the number of employees at all levels in all departments. Marketing and advertising decreased due to steps taken to reduce costs. SOV made efforts to reduce selling, general and administrative expenses throughout 1995 and 1996.

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

 .   Dycam.  Selling, general and administrative expenses for the nine months ended September 30, 1996 increased $2,000 from the nine months ended September 30, 1995, and represented 18% of the Company's total selling, general and administrative expenses.

 .   FYI.  Selling, general and administrative expenses for the nine months ended
    September 30, 1996 increased $993,000, or 52%, from the nine months ended September 30, 1995 and represented 57% of the Company's total selling, general and administrative expenses. Salaries and benefits increased due to the addition of personnel to accommodate growth. FYI continued to add staff during the remainder of 1996 and in 1997 based on growth. Other selling, general and administrative costs, including commissions paid to hospitals, which are typically based on a percentage of FYI's revenues derived from each hospital, increased primarily due to FYI's growth. In January 1997, the Company and FYI entered into an agreement to sell the FYI business. The FYI Sale is expected to close in April 1997.

 .   SSI.  Selling, general and administrative expenses of SSI for the six months ended June 30, 1996 decreased $369,000 and represented less than 1% of the Company's total selling, general and administrative expenses. As of December 31, 1995, direct employees at SSI and marketing costs were reduced to zero. In January 1996, the Company decided to terminate SSI's operations and commenced the wind-down of the SSI line of business.

Research and Development
------------------------

    Consolidated research and development expenses for the nine months ended September 30, 1996 were $454,000 12% of consolidated revenues), a decrease of $250,000, or 36%, compared to $704,000, 18% of consolidated revenues) for the nine months ended September 30, 1995.

 .   Styles on Video.  Research and development expenses for the nine months ended September 30, 1996 were $0, a decrease of $56,000 compared to the nine months ended September 30, 1995. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate SOV's hairstyle and beauty imaging operations.

 .   Dycam.  Research and development expenses for Dycam for the nine months ended September 30, 1996 were $435,000, 25% of Dycam's revenues), a decrease of $144,000, or 25%, compared to $579,000 47% of Dycam's revenues) for the nine months ended September 30, 1995, and represented all of the Company's total research and development expenses. The decrease in Dycam's research and development expenses is primarily attributable to reductions in the number of personnel, and the completion of development of certain products introduced in 1995. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend similar levels of funds in this area.

 .   FYI.  Research and development expenses for the nine months ended September
    30, 1996 were $19,000, a decrease of $50,000 compared to the $69,000 for nine months ended September 30, 1995. The majority of FYI's research and development activities during the 1996 period were carried out in conjunction with Dycam and have been eliminated upon consolidation.
    Research and development expenses during the 1995 period represented FYI's share of new product development activities associated with the design and manufacture of the prototype digital camera and system for the photography of newborn babies at hospitals. FYI's research and development activities ceased in December 1996 with the Company's and FYI's decision to sell the FYI business.

Depreciation and Amortization
-----------------------------

    The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense (including amounts charged to cost of revenues) for the nine months ended September 30, 1996 was $453,000, an increase of $152,000 from $301,000 for the nine months ended September 30, 1995. The increase primarily resulted from increased depreciation of fixed assets acquired by Dycam and FYI during the nine months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

    During the nine months ended September 30, 1996, the Company relied primarily upon cash on hand, including intercompany advances and cash received from sales, to finance its cash operating losses and the expansion of FYI. FYI's capital expenditures were also financed in part by a capital lease.

    At September 30, 1996, the Company had consolidated cash and cash equivalents of $1,010,000, a decrease of $1,768,000 from $2,778,000 at December 31, 1995. The Company's working capital at September 30, 1996 was ($2,277,000), a decrease of $4,344,000 when compared to $1,566,000 at December 31, 1995. Working capital reduction was primarily the result of a reduction in cash used in operations, net of related party notes and advances, and net changes in other current assets and liabilities described below. The current ratio at September 30, 1996 was 0.5 to 1 compared to 1.6 to 1 at December 31, 1995.

 .   Styles on Video.  SOV's cash and cash equivalents at September 30, 1996 were
$2,000, down $5,000 from $3,000 at December 31, 1995.  Inventories decreased
$47,000 due to sales of product.   Income taxes receivable decreased $301,000,
due to SOV's receipt of tax refunds. Accounts payable decreased $361,000 due to discounts and payment on aged payables. SOV's working capital (excluding intercompany balances) at September 30, 1996 was $(1,750,000) compared to $(1,545,000) at December 31, 1995. The current ratio was 0.1:1 at September 30, 1996 compared to 0.3:1 at December 31, 1995. The working capital reduction was primarily the result of a decrease in cash which was used in operations to fund losses, net of funds received from the settlement of the K&A suit in July 1996, related party notes and advances, and changes in other current assets and liabilities described above. SOV continued to use cash to fund cash operating losses throughout 1996.

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

    In addition, the Company believes that the combined cash impact of a settlement of the Durian and AESIC loss contingencies, more fully described in "Contingencies" will not be significant. If (a) a significant negative result is achieved with respect to the Durian and/or AESIC matters, (b) management cannot achieve its operating plan or (c) funding is not available or proves insufficient to cover the shortfalls, SOV will find it necessary to further reduce its levels of expenditures or undertake other such actions as will be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

 .   Dycam.  At September 30, 1996, Dycam had cash and short-term investments on hand of $925,000, down $449,000 from $1,374,000 at December 31, 1995.  The decrease was primarily a result of the decrease in cash, which was used to fund Dycam's operating losses.

    Inventories decreased $112,000. Dycam's working capital (excluding intercompany balances) at September 30, 1996 was $1,404,000, a decrease of $621,000 when compared to $2,025,000 at December 31, 1995. The working capital reduction was primarily the result of cash operating losses, net of changes in other current assets described above. The current ratio at September 30, 1996 was 0.7 to 1 compared to 11.2 to 1 at December 31, 1995. Dycam does not have any long-term indebtedness and does not currently maintain any credit facilities.

    Since the closing of its rights offering in 1994, Dycam has expended a substantial portion of the $4,976,000 raised in that offering, including advancing $1,000,000 to SOV pursuant to a secured loan originally due in September 1995 and later extended to December 1998. The purpose of the advance was to provide funds for the operation and expansion of FYI. All interest payments pursuant to the note have been made in a timely fashion by SOV. If the Company defaults on the 1995 or 1996 Agreements, and IDI exercises its rights, Dycam may not be repaid and will be entitled to receive back up to the 1,916,667 shares of Dycam's common stock owned by SOV which secure the $1,000,000 note payable to Dycam.

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

 .   FYI.  At September 30, 1996, FYI had cash and short-term investments on hand of $86,000. During the nine months ended September 30, 1996, FYI relied primarily upon cash on hand, funds received pursuant to the 1996 Notes, intercompany advances from SOV, and revenues from sales to finance its operations and expansion. Additionally, certain capital expenditures were financed by capital leases which have a three year term and provide for the purchase of the equipment at the end of the lease term. FYI's revenues commenced in March 1995.

    The decrease in cash for the nine months ended September 30, 1996 primarily reflects cash operating losses for the period, and capital expenditures. FYI's working capital (excluding intercompany balances) at September 30, 1996 was ($1,183,000), a decrease of $2,312,000 when compared to $1,239,000 at December 31, 1995. FYI's current ratio at September 30, 1996 was 0.2 to 1, compared to
3.6 to 1 at December 31, 1995.

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

 .   SSI.  At September 30, 1996, SSI had cash and short term investments on hand of $1,000, its only current asset. SSI's working capital (excluding intercompany balances) at September 30, 1996 was $(18,000). For the nine months ended September 30, 1996, SSI did not have any cash operating losses and did not use any cash.

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

      Signature                   Title                        Date
      ---------                   -----                        ----
                         Chairman of the Board and
                          Chief Executive Officer
/s/ K. Eugene Shutler     (Principal Executive Officer)    March 21, 1997
-----------------------
    K. Eugene Shutler


                          Chief Financial Officer
                           (Principal Accounting
/s/ Nancy H. Galgas        Officer and Secretary)          March 21, 1997
-----------------------
    Nancy H. Galgas