Form 10KSB
period 1996-12-31
STYLES ON VIDEO INC
filed 1997-03-28
CIK 897074

-------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
      [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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


      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      Issuer's revenues for its year ended December 31, 1996 were $2,614,000.

      At March 27, 1997, the day immediately preceding the filing of the Registrant's Report on Form 10-KSB for the year ended December 31, 1996, there were outstanding 8,852,759 shares of the Common Stock of Registrant of which 4,359,332 shares were held by non-affiliates. Trading of the Registrant's Common Stock on the American Stock Exchange was halted on December 27, 1994 and has not resumed. Consequently, it is not possible to determine the value of shares held by non-affiliates of the Registrant. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

      Transitional Small Business Disclosure Format?     Yes    No X .
                                                             --    --

--------------------------------------------------------------------------------

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

   On January 15, 1997, the Company, FYI and IDI entered into several agreements (the "January 1997 Agreements") which provided for the issuance of 4,347,427 shares of its Common Stock to IDI in exchange for all of the 1995 Warrants and for 1996 Warrants with respect to 1,867,029 shares of Common Stock. IDI remains the holder of 1996 Warrants for 51,419,199 shares of Common Stock. The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005. If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 39,342,461 (pre-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 51,419,199 (pre-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 43,689,888 (pre-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the planned date of the second exchange, April 15, 1997.

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

   Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco International, Inc. ("Hasco") Hasco operates First Foto, a competitor of FYI in the hospital newborn photography business. In January and February 1997, FYI borrowed a total of $360,000 from Hasco pursuant to a loan agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. The FYI Sale is expected to close in April 1997, subject to the approval of the Company's stockholders and other customary terms and conditions.

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

   Domestic Market. During 1996, Dycam's direct sales of cameras and other products accounted for an increase of 34% over direct sales in 1995. Dycam currently offers for sale the Model 3, Model 3XL, Model 4, Model 4XL, Model 10-C, a wide range of standard digital cameras manufactured by third parties, and modular cameras. Dycam has sold approximately 8,000 digital cameras since the introduction of its initial digital camera. In addition to its direct marketing efforts, Dycam also sells its camera products through resellers and value added resellers (such as The Programmer's Shop, a technical mail order catalog for scientists and engineers). During 1996, Dycam performed custom engineering work for several customers.

   Additionally, Dycam licensed the right to use its technology to Logitech and FYI. Under its arrangement with Logitech, Dycam granted Logitech the nonexclusive right to manufacture and sell digital cameras utilizing Dycam's technology. The camera marketed by Logitech as the Fotoman Plus was Logitech's version of Dycam's Model 3 camera. The arrangement provided for certain up-front royalty payments and continuing royalties equal to .5% of sales. For the year ended December 31, 1996, Dycam had revenues of approximately $1,000. Logitech has informed Dycam that it has ceased production of the Fotoman Plus and as a consequence Dycam's royalty stream will cease as soon as Logitech's remaining inventory is sold. In the second quarter of 1995, Dycam entered into an agreement with FYI relating to the digital camera used in FYI's operations. Under its arrangement with FYI, Dycam is to receive revenues from camera sales to FYI, as well as a royalty of 7.5% of FYI's sales. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See "Certain Relationships and Related Party Transactions."

   International Markets. During 1996, Dycam's international sales accounted for approximately $415,000 (approximately 20% of Dycam's total revenues). International sales have resulted from OEM agreements between Dycam and computer industry resellers located in Australia, Germany, Japan, Sweden, Denmark, and the United Kingdom. Pursuant to these agreements, the resellers purchase Dycam's products at a substantial discount and have no minimum sales requirements.

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

   Dycam.  Dycam has traditionally relied on word of mouth advertising, press
   -----
releases, and favorable reviews of its products in trade publications to promote its products. During the second half of 1994, Dycam substantially expanded its advertising and promotional activities. These expanded efforts were targeted towards potential customers of the Model 3 and Model 4 in those industries in which Dycam perceived the greatest need for the products (e.g. property appraisal and insurance claims). Dycam has advertised its products in various trade journals and government publications. Dycam also made substantial revisions to its promotional materials. During 1996, Dycam attended several trade shows, including COMDEX, the largest domestic computer trade fair. Dycam's products were also represented at CeBit, the largest international computer industry trade fair, by Dycam's German OEM reseller. Its current advertising and promotional strategy is directed towards identifying and developing relationships with potential customers who have a need for specific digital imaging solutions although recent sales of the standard products has indicated that sales increases may be generated by advertising in selected wide distribution computer publications, which may be due to the general emergence of the digital camera market and increased consumer awareness of the technology.

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

   Dycam.    Dycam is committed to providing timely, high quality technical
   -----
support, which Dycam believes is an important component of maintaining customer satisfaction. Although Dycam offers no formal training in the use of its cameras, one of Dycam's employees, who is a trained software engineer, devotes his time to customer support related activities, including telephonic support relating to camera operation. Each camera sold by Dycam comes with a 180-365 day standard limited warranty. During 1996, Dycam serviced or replaced less than 5% of its cameras which were under warranty. Dycam attempts to complete all repairs or send out replacement products within 72 hours of the receipt of the defective product by Dycam. The Model 3, 3XL, 4, and 4XL camera batteries require replacement approximately every 24-36 months.

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

   Dycam.    Dycam relies on a combination of patent, copyright and trademark
   -----
protection and non-disclosure agreements to protect its proprietary rights. Dycam is the assignee of United States Patent 5,249,093, which covers certain technologies related to filmless digital cameras with selective image compression. In addition, Dycam has filed applications for several patents on the design of its camera, including applications covering camera flash and sequential color technologies; however, no assurance can be given that any such patents will be issued. Dycam also has domestic and international protection under copyright law for certain of the specialized components and software included in its cameras. Dycam regards its non-patented and non-copyrighted technology and know-how related to its products as proprietary trade secrets and attempts to protect them with confidentiality agreements with its employees, confidentiality provisions in its employee handbook, and its various agreements with licensees and customers. Despite these precautions, however, it may be possible for third parties to copy aspects of Dycam's products or to obtain and use without authorization information which Dycam regards as proprietary. The Company believes that the technical and creative skills and expertise of Dycam's technical staff and marketing and management personnel are more critical to Dycam's success than patent, copyright or trademark protection.

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

   The document quality and consumer products (standard products) market segment consists of products which produce images offering substantially less resolution than the images produced by traditional film cameras. Nevertheless, the images captured by products in this market segment are sufficiently legible to be used in lieu of traditional film photographs for documentation (e.g., appraisal reports, insurance adjusters' reports, personnel records, referring physician reports, newsletters and general databasing) and snap-shot purposes. Total industry sales of products designed to serve these markets increased substantially in 1996. Dycam's major competitors in this market segment include Apple, Canon, Kodak, Casio, Fuji, Olympus, Sony, Epson and Ricoh, all of which announced new products in this segment during 1996. Although Dycam's Model 10-C cameras, which compete in this market, have been highly rated in independent editorial reviews, there can be no assurance that competitive pressures will not result in further price reductions or other developments in the market segments in which Dycam competes. Consequently, there can be no assurance that Dycam will continue to compete effectively or that its products under development will continue to be competitive in this market segment. In order to continue to effectively serve the standard products market for digital cameras, Dycam has determined that it is in the best interests of the Company to either private label commercially available products or resell products manufactured by third parties.

   The professional products market segment consists of products which produce images with resolution comparable or superior to traditional film cameras. The products in this category are primarily designed to meet the needs of professional or studio photographers and currently includes Digital SLR products from Kodak, Canon, Nikon, Fuji, Minolta, and Sony. Kodak's DCS series of Professional Digital Cameras, which retail for $7,500 to $27,000 and are currently used primarily by photojournalists and professional photographers, are capable of quickly capturing high resolution color images and are a good example of this class of product. Digital Camera Backs such as those offered by Leaf and Dicomed, attach to the back of a large format camera and produce extremely high resolution color images; however, due to the lengthy image capture time required by these devices they are only useful for photographing still images. While Dycam does not presently intend to internally develop products to compete in this market segment, it will continue to add value to the above products and others to satisfy business opportunities in the professional segment.

   Although Dycam believes that digital photography is the wave of the future, digital cameras today compete with film photography, camcorders, digital camcorders, and still video cameras. Current competition also comes from alternative techniques for capturing an image into the computer such as flatbed scanners and hand scanners. Scanners can be expensive and complicated to use; however, they are capable of producing very high quality images. A "frame grabber" or "digitizer" is a board that may be installed in a computer to digitize a video image produced by a camcorder or still video camera. The resulting image is typically of relatively poor quality, with inexpensive versions selling for less than $200. Digital camcorders offer a combination of motion pictures and the capability of recording digital stills on analog tape, or connecting directly to a computer, but they are expensive, physically large, and complex when compared to digital still cameras. Kodak produces the Kodak Photo CD system which provides a mechanism for converting analog images (film) into digital images for storage on compact discs. Dycam believes that the Photo CD technology presents too many obstacles for the typical consumer because it requires not only the time and expense of film processing, but the further problem of locating a photo processor that has the expensive equipment required to copy the images to the CD. It is, however, a good solution for the commercial distribution of digital images, and business use has been increasing. Despite the various disadvantages of these alternative methods of image capture, there can be no guarantee that digital photography will gain widespread consumer acceptance.

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

ITEM 2.  DESCRIPTION OF PROPERTY.


   The Company's (excluding Dycam) principal executive offices and manufacturing facilities are located at 667 Rancho Conejo Boulevard, Newbury Park, California 91320. The premises are approximately 12,000 square feet and are held under a lease which expires on May 31, 2000. The rental payments under this lease are approximately $9,000 per month. From January 1996 through April 1996, FYI maintained its executive offices to 101 Hodencamp Road, Thousand Oaks, California 91360, pursuant to a month-to-month lease with rental payments of approximately $1,000 per month, after which time it relocated its executive offices to 667 Rancho Conejo Boulevard, Newbury Park, CA 91320. See "Certain Relationships and Related Party Transactions". The Company believes that its facilities are sufficient for its current needs. For the year ended December 31, 1996, the Company (excluding Dycam) had facilities lease costs of approximately $91,000.

   Dycam's principal executive offices and manufacturing facilities are located at 9414 Eton Avenue, Chatsworth, California 91311. The premises are approximately 15,000 square feet and are held under a lease which expires on January 31, 1998. The rental payments under this lease are approximately $7,000 per month. Dycam believes that its new premises are sufficient for its current needs. For the year ended December 31, 1996, Dycam had lease costs of approximately $102,000.

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

ITEM 3.  LEGAL PROCEEDINGS.

   During 1996, the Company was party to the following legal proceedings:

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

   The suits were settled in April 1995. The settlement received final approval from the District Court in July 1996. Pursuant to the terms of the final settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock and a promissory note in the principal amount of $250,000, payable in 3 equal installments over 12 months. As of August 31, 1996, the Company has not made any payments on the obligation. The Company will not have sufficient authorized shares of Common Stock to issue upon exercise of these warrants unless it obtains stockholder approval of a reverse stock split. The exercise price of the warrants is $.075 per share. Also as part of the settlement, the Company's director and officer's liability insurance carriers agreed to pay $2,250,000. In addition, Guy de Vreese, the former Chairman and Chief Executive Officer of the Company, surrendered 250,000 shares of the Company's common stock held by him and options for 150,000 shares of the Company's common stock held by him. The shares surrendered by Mr. de Vreese are to be distributed to the class plaintiffs and the options have been canceled.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


   During the last quarter of the Company's fiscal year ended December 31, 1996 and since that time, no matter was submitted to a vote of the security holders of the Company.

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


FISCAL 1994                                   HIGH(1)       LOW(1)
-----------                                   -------       -------

First Quarter                                 $17.625       $12.250

Second Quarter                                 15.000         9.125

Third Quarter                                  13.125         8.875

Fourth Quarter (through December 27, 1994)     12.750         2.500


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

FINANCIAL DATA

   The historical selected financial data of the Company set forth below has been derived from the Company's Consolidated Financial Statements included elsewhere in this Report on Form 10-KSB. The consolidated financial statements as of December 31, 1996 and 1995 have been audited by Corbin & Wertz, independent accountants whose report with respect thereto appears elsewhere in this Report on Form 10-KSB. The following financial information and the accompanying Managements' Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-KSB. The results of operations of FYI are shown as discontinued operations. The Company's financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP").

INCOME STATEMENT DATA                                                   Year Ended December 31,
                                                                      ---------------------------
                                                                         1996            1995
                                                                      -----------     -----------
Revenues                                                              $ 2,614,000     $ 4,531,000
Cost of revenues                                                        1,883,000       2,481,000
                                                                      -----------     -----------
Gross Profit                                                              731,000       2,050,000
                                                                      -----------     -----------
Selling, general and administrative expenses                            2,705,000       4,636,000
Research and development expenses                                         551,000         810,000
Depreciation and amortization                                             342,000         347,000
                                                                      -----------     -----------
Total operating expenses                                                3,598,000       5,793,000
                                                                      -----------     -----------
Interest income                                                           118,000         107,000
Interest expense                                                         (705,000)        (99,000)
Legal settlement                                                        1,700,000               -
Other income                                                                    -          (7,000)
Minority interest                                                         510,000         370,000
                                                                      -----------     -----------
Loss from continuing operations before income taxes
 and extraordinary item                                                (1,244,000)     (3,372,000)
Provision (benefit) for income taxes                                      (32,000)          9,000
                                                                      -----------     -----------
Loss from continuing operations before extraordinary item              (1,212,000)     (3,381,000)
Forgiveness of debt, net of tax                                           332,000         255,000
                                                                      -----------     -----------
Net loss from continuing operations                                      (880,000)     (3,126,000)
Discontinued operations, net of tax                                    (2,786,000)     (2,714,000)
                                                                      -----------     -----------
Net loss                                                              $(3,666,000)    $(5,840,000)
                                                                      ===========     ===========
Net loss per common share                                             $     (0.81)    $     (1.30)
                                                                      ===========     ===========
Weighted average shares of common stock outstanding                     4,505,000       4,505,000
                                                                      ===========     ===========




BALANCE SHEET DATA                                                     Year Ended December 31,
                                                                     ----------------------------
                                                                         1996            1995
                                                                     ------------    ------------
Working capital                                                      $ (3,816,000)   $  1,967,000
Total assets                                                            7,112,000      10,306,000
Accumulated deficit                                                   (16,193,000)    (12,527,000)
Stockholders' equity                                                       48,000       3,664,000


RESULTS OF OPERATIONS

   The following table sets forth the percentages of net revenues of certain income and expense items of the Company for the years ended December 31, 1996 and 1995:


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                            1996               1995
                                                                            ----               ----
Revenues                                                                     100%               100%
Cost of revenues                                                              72                 55
                                                                            ----               ----
Gross profit                                                                  28                 45
Selling, general and administrative expenses                                 104                102
Research and development expenses                                             21                 18
Depreciation and amortization                                                 13                  8
                                                                            ----               ----
Total operating expenses                                                     138                128
Interest income                                                                5                  2
Interest expense                                                             (27)                (2)
Legal settlement                                                              65                  -
Minority interest                                                             20                  8
                                                                            ----               ----
Loss from continuing operations before income taxes and
 extraordinary item                                                          (47)               (75)
Provision (benefit) for income taxes                                          (1)                 -
                                                                            ----               ----
Loss from continuing operations before extraordinary item                    (46)               (75)
Forgiveness of debt, net of tax                                               13                  6
                                                                            ----               ----
Net loss from continuing operations                                          (33)               (69)
Discontinued operations, net of tax                                         (107)               (60)
                                                                            ----               ----
Net loss                                                                    (140)%             (129)%
                                                                            ====               ====


REVENUES

      The following table summarizes the Company's revenues for the years ended December 31, 1996 and 1995:


                                                   Year Ended                              Year Ended
                                                 December 31, 1996                      December 31, 1995
                                           --------------------------             ------------------------------
                                                           Percentage                                 Percentage
                                                               of                                         of
                                                            Company                                    Company
                                           Revenues         Revenues               Revenues            Revenues
                                          ----------       ----------             ----------          ----------
Consolidated                              $2,614,000          100%                $4,531,000             100 %
SOV                                          536,000           21                  2,815,000               62
Dycam                                      2,068,000           79                  1,677,000               37
SSI                                           10,000            -                     39,000                1


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

   SOV.  SOV's revenues for the year ended December 31, 1996 decreased
   ---
$2,279,000 (81%) from $2,815,000 for the year ended December 31, 1995. During fiscal 1995, SOV experienced a decline in the sales of both imaging systems and software and support products. System and software related product sales continued to decline throughout fiscal 1996. The Company attributes this continued revenue decline to the general lack of market interest in SOV's existing products at their current price point, the reduction of marketing efforts, and the damage done to the Company's reputation as a result of the halt in the trading of the Company's common stock. In early 1996, the Company terminated its hairstyle and beauty imaging systems line of business. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues and later years.

   Dycam.  Dycam's revenues are derived from sales of digital cameras and
   -----
supporting software and accessory products, contract engineering and technology licensing fees. Dycam's revenues for the year ended December 31, 1996 increased $391,000 (23%) from $1,677,000 for the year ended December 31, 1995. License fees from Logitech, which manufactured and marketed a Dycam designed camera accounted for revenues of $1,000 for the year ended December 31, 1996 compared to $9,000 for the year ended December 31, 1995. During 1995, Logitech informed the Company that it had ceased to manufacture the camera for which it held a license and as a consequence revenues from this license will cease as soon as Logitech exhausts its current supplies of the subject product. During 1996, revenues from camera sales were $2,021,000 (98% of Dycam's revenues) compared to $1,634,000 (97% of Dycam's revenues) in 1995. The increase in camera revenues is attributed to the general emergence of the digital camera market as a whole in 1996. Revenues from contract engineering were $47,000 (2% of Dycam's revenues) in 1996 compared to $34,000 (2% of Dycam's revenues) in 1995. Dycam intends to continue to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital camera products, software, and accessories to selected target markets. Dycam, however, will continue to increase its efforts in the custom product line to exploit the opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity. During 1996, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales. One example of this is Dycam's relationship with FYI. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. In addition to the sale/lease of cameras to FYI, Dycam's arrangements with FYI provide that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% fee on all FYI sales. Pursuant to a deferral agreement executed in May 1996 between Dycam and FYI, certain development and maintenance revenues due to Dycam from FYI may be accrued by FYI until April 30, 1997. Dycam intends to defer the recognition of the related revenues until payment is received from FYI. Intercompany revenues are eliminated for consolidated reporting purposes. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships and Dycam will enter into a Dycam Master Agreement with Hasco. See Notes to Consolidated Financial Statements - Subsequent Events.

   SSI.  SSI's revenues are primarily derived from the sale of franchises.  The
   ---
first SSI franchises were sold during the last quarter of 1994. SSI has not sold any franchises since January 1995. In January 1996, the Company began the wind-down of SSI's operations. The Company anticipates that the SSI line of business will generate only a minimal portion of the Company's revenues in later years.


GROSS PROFIT

   Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the years ended December 31, 1996 and 1995:


                                   Year Ended                             Year Ended
                                December 31, 1996                      December 31, 1995
                         --------------------------------     ----------------------------------
                                          Gross Profit as                        Gross Profit as
                                            Percentage                              Percentage
                         Gross Profit       of Revenues       Gross Profit         of Revenues
                         ------------     ---------------     --------------     ---------------
Consolidated               $731,000              28%            $2,050,000             45%
SOV                         481,000              90              1,491,000             53
Dycam                       240,000              12                520,000             31
SSI                          10,000             100                 39,000             100


   SOV.  The decrease in SOV's gross profit during the year ended December 31,
   ---
1996 compared to the year ended December 31, 1995 is due to the Company's termination of its hairstyle and beauty imaging systems line of business in early 1996. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in later years.

   Dycam.  For the year ended December 31, 1996, Dycam's gross profit margin was
   -----
12%. The decline in gross profit from 31% for the year ended December 31, 1995 was primarily attributable to an increase in the percentage of revenues derived from camera sales, which have a lower margin than supporting software sales, licenses, and contract engineering work; and inventory write-offs and reserves in 1996 of approximately $170,000 related to excess materials and aged products. Also contributing to the decline in gross margins were the lower average sales prices for certain of the cameras being sold. Gross margins may continue to remain at lower levels, or decrease further, if Dycam's custom business does not contribute a greater portion of revenues to Dycam's total revenues.

   SSI.  There are no significant direct costs associated with the sale of
   ---
franchises.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the years ended December 31, 1996, and 1995:


                                  Year Ended                           Year Ended
                               December 31, 1996                    December 31, 1995
                         ------------------------------       ------------------------------
                                          Percentage of                        Percentage of
                          Expense            Revenues          Expense            Revenues
                         ----------       -------------       ----------       -------------
Consolidated             $2,705,000             103%          $4,636,000             102%
SOV                       1,469,000             274            3,128,000             111
Dycam                     1,215,000              59            1,140,000              68
SSI                          21,000             210              368,000             944


   SOV.  Selling, general and administrative expenses for the year ended
   ---
December 31, 1996 decreased $1,659,000, or 53% from the year ended December 31, 1995. During 1996, salaries and benefits decreased $783,000, or 69%, compared to 1995. This decrease is attributable to a decrease in the number of employees at all levels in all departments. The total number of employees decreased from 10 at December 31, 1995 to 1 at December 31, 1996. Marketing and advertising decreased $132,000, or 93%, in 1996 compared to 1995. This decrease was primarily due to cut backs on the design and placement of advertisements and attendance at trade shows. Legal and professional expenses decreased $77,000, or 10%, in 1996 compared to 1995. Other significant decreases in expenses in 1996 included insurance with a decrease of $80,000, travel and marketing with a decrease of $71,000, and rent with a decrease of $54,000. Bad debt expense increased $105,000 in 1996 due to write-offs and reserves for uncollectible balances.

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

   Dycam.  Dycam's selling, general and administrative expenses for 1996
   -----
increased 7% to $1,215,000 from $1,140,000 in 1995. This increase resulted primarily from increased sales and marketing expenditures in the 1996 period, and increased legal and professional costs. Dycam took steps throughout 1996 to control these expenditures.

     SSI.  Selling, general and administrative expenses for 1996 decreased
     ---
$347,000, or 94%, from 1995. As of December 31, 1995, there were no direct employees at SSI and marketing costs were reduced to zero. In January 1996, the Company decided to terminate SSI's operations.

RESEARCH AND DEVELOPMENT

   Consolidated research and development expenses for the year ended December 31, 1996 were $551,000, a decrease of $259,000, or 32%, compared to the year ended December 31, 1995.

   SOV.  Research and development expenses for SOV for 1996 were $0, a decrease
   ---
of $56,000, or 100% compared to 1995. SOV's product development activities ceased in January 1996 with the Company's decision to eliminate SOV's hairstyle and beauty imaging systems operations.

   Dycam.  Research and development expenses for Dycam for 1996 were $551,000 a
   -----
decrease of $203,000, or 27%, compared to 1995, and represented 100% of the Company's total research and development expenses. This decrease is attributable to reduced staffing levels, and reduced expenses associated with the completion of certain product development to activities including the camera developed in conjunction with Forever Yours. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

   SSI.  There were no research and development expenses associated with SSI's
   ---
operations.

DISCONTINUED OPERATIONS.

   In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. Hasco operates First Foto, a competitor of FYI in the newborn photographic business. The results of operations of FYI are shown as discontinued operations in 1996 and 1995 in the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-KSB.

   FYI's revenues are derived from sales of newborn baby photographs and ancillary products. Since its first sales in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. FYI's revenues for the year ended December 31, 1996 increased $1,784,000 to $2,220,000 from $436,000 for the year ended December 31, 1995. The Company devoted significant marketing efforts and financial resources to the development and growth of the FYI business. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in April 1997, after which time no revenues will be generated from FYI.

   FYI's gross profit increased from $168,000 (39% of revenues) for 1995 to $1,477,000 (67% of revenues) for 1996 as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues of $278,000 and $32,000 in 1996 and 1995, respectively, related to Dycam.

   FYI's selling, general and administrative expenses for 1996 increased $1,380,000, or 51%, to $4,109,000 from 1995. During 1996, salaries and benefits increased $483,000 due to the addition of personnel to accommodate growth. Commissions paid to hospitals, which typically are based on a percentage of FYI's revenues derived from each hospital, increased $510,000. Other increased selling, general and administrative costs include legal and professional fees with an increase of $81,000.

   FYI's research and development expenses for 1996 were $11,000, a decrease of $60,000 or 85% compared to 1995. All intercompany research and development expenses incurred in connection with services performed by Dycam have been eliminated upon consolidation. FYI's research and development activities ceased in December 1996 with the Company's and FYI's decision to sell the FYI business.

LIQUIDITY AND CAPITAL RESOURCES

   During 1996 and 1995, the Company relied primarily upon cash on hand, cash received from sales, intercompany advances, and proceeds from the issuance of common stock of SOV and Dycam, and financing from outside parties, to finance its cash operating losses and the expansion of FYI. Additionally, FYI's capital expenditures were financed in part by capital leases.

   At December 31, 1996, the Company had consolidated cash and cash equivalents of $590,000, a decrease of $788,000 from $1,378,000 at December 31, 1995. The
Company's working capital at December 31, 1996 was $(3,816,000), a decrease of $5,783,000 when compared to $1,967,000 at December 31, 1995. The current ratio at December 31, 1996 was 0.3 to 1 compared to 1.7 to 1 at December 31, 1995.

   SOV.  SOV's cash and cash equivalents at December 31, 1996 were $(1,000), a
   ---
decrease of $4,000 from $3,000 at December 31, 1995. Income taxes receivable decreased $266,000 due to receipt of income tax refunds of $301,000, net of additional income taxes which became receivable during 1996. Accounts payable and accrued expenses decreased $371,000 due discounts received and payments made on aged balances. Advance from stockholder decreased $48,000 due to write-off in connection with a settlement. SOV's working capital (excluding intercompany balances) at December 31, 1996 was $(1,707,000) compared to $(1,545,000) at December 31, 1995. The current ratio was 0.1 to 1 at December 31, 1996 compared to 0.3 to 1 at December 31, 1995. SOV continued to use cash to fund its cash operating losses during 1996.

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

   In September and October 1995, SOV and FYI received financing of $375,000 from Multinational Trading Corp., a Florida corporation ("MTC"), pursuant to a short-term financing agreement. In November 1995, SOV, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). Pursuant to the 1995 Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000, with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997 (the "1995 Notes"). Additionally, SOV issued to IDI 500 shares of 10% Senior Series A Convertible Preferred Stock, $100 par value, for $50,000 and warrants entitling IDI to purchase shares equivalent to 40% of the Company's common stock on a fully diluted basis (the "1995 Warrants"). FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the MTC financing, its associated interest, and transaction fees. Pursuant to the 1995 Agreement, as amended March 1996, funds totaling $750,000 were available to SOV, all of which had been advanced to SOV by FYI as of August 31, 1996. The remaining funds were used for the furtherance of FYI's expansion. The 1995 Agreement was amended again in May 1996 and January 1997 to provide, among other things, for the deferral of the first principal payment and interest to not later than May 1, 1997, less restrictive covenants and a reduction in exercise price of the 1995 Warrants to $.075 per share.

   In 1995, SOV entered into a settlement of certain class action and derivative suits, whereby SOV agreed to deliver to the plaintiff class warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $.075 per warrant share, and a $250,000 promissory note payable in three equal semi-annual installments commencing July 1996. The number of warrants was increased to 1,750,000 in May 1996 prior to the final settlement in July 1996. As of February 28, 1997, no payments have been made towards the debt. See "Legal Proceedings."

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

   Pursuant to a Note and Preferred Stock Purchase Agreement dated as of May 14, 1996 (the "1996 Agreement"), as amended, SOV and FYI agreed to issue up to $1,200,000 aggregate principal amount of 10% Senior Notes due June 30, 1998 (the "1996 Notes" and together with the 1995 Notes, the "Notes") in a series of purchases of such 1996 Notes between the May 1996 closing date and September 15, 1996. Each purchase of 1996 Notes was contingent upon the Company and FYI meeting certain minimum performance targets. IDI also purchased 500 shares of Series B Preferred, for $50,000 and received Common Stock Purchase Warrants (the "1996 Warrants" and together with the 1995 Warrants, the "Warrants"). Payment of interest is deferred to not later than May 1, 1997.

   In May 1996, IDI purchased $520,000 principal amount of the 1996 Notes, of which $270,000 was used to repay principal and interest on certain interim loans made to the Company and FYI by IDI and IDI-related entities in April 1996. IDI purchased an additional $250,000, $100,000 and $150,000 principal amount of the 1996 Notes in June, July and August 1996, respectively. The Company did not meet the September 15, 1996 minimum performance targets and IDI did not purchase the final series of 1996 Notes totaling $180,000 until January 1997, at which time all available funds under the 1996 Notes had been borrowed.

   In July 1996, the K & A suit was settled and the accounting firm agreed to pay $1,700,000 to the Company. See "Contingencies." Of the proceeds, $870,000 was applied to the repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the settlement to the Company were $430,000, which was added to the Company's general working capital, and used to fund the operations of SOV and FYI. In September 1996, the Company received a state income tax refund totaling $301,000, which was used to repay the 1996 Notes. As of February 28, 1997, the unpaid balance of the 1996 Notes was $29,000.

   From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note. The Company is entitled to draw the remaiing $50,000 upon receipt by the Company of certain income tax refunds.

   At December 31, 1995 and 1996, the Company was not in compliance with certain of the 1995 and 1996 Agreement's financial covenants, however, the Company has obtained a waiver of these defaults from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If defaults occur in future periods, and waivers are not obtained, and the Company's assets are taken in satisfaction of the amounts due pursuant to the 1995 and 1996 Agreements, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam.

   On January 15, 1997, the Company, FYI and IDI entered into several agreements. The Company and IDI entered into a Securities Exchange Agreement which provided for the issuance of 4,347,427 shares of its Common Stock to IDI in exchange for all of the 1995 Warrants and for 1996 Warrants with respect to 1,867,029 shares of Common Stock. IDI remains the holder of 1996 Warrants for 51,419,199 shares of Common Stock.

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

   If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 39,342,461 (pre-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 51,419,199 (pre-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 43,689,888 (pre-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the planned date of the second exchange, April 15, 1997.

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

   Dycam.  At December 31, 1996, Dycam had cash and short-term investments on
   -----
hand of $590,000, a decrease of $784,000 from $1,374,000 at December 31, 1995.
Accounts receivable increased $14,000 during the year ended December 31, 1996. Inventories decreased $284,000 due to a reduction of inventory levels and write-offs of excess and aged stock. Current liabilities increased by $38,000 to $237,000, as a result of increases in accounts payable and accrued expenses. Dycam's working capital (excluding intercompany balances) at December 31, 1996 was $884,000, a decrease of $1,141,000 when compared to $2,025,000 at December 31, 1995. The working capital reduction was primarily the result of the decrease in cash which was used to fund Dycam's operating losses, and net changes in other current assets and liabilities described above. Dycam continued to use cash to fund operating losses during the first quarter of 1997. The current ratio at December 31, 1996 was 6.0 to 1 compared to 11.1 to 1 at December 31, 1995. Dycam does not have any long-term indebtedness and does not currently maintain any credit facilities.

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

   Dycam believes that its operating and research and development activities in 1997 will continue to use cash and expects that its cash balance will continue to decline. However, Dycam also believes that its existing cash balances, interest payments due from SOV under the intercompany loan, payments due from FYI for deferred license fees, and cash flow from operations will be sufficient to meet its cash requirements through September 1997, after which time it may be required to raise capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. There is no assurance that additional sources of cash will be available.

   FYI.  FYI's cash and cash equivalents at December 31, 1996 were $63,000, a
   ---
decrease of $1,337,000 from $1,400,000 at December 31, 1995. Accounts receivable increased $76,000 and inventories decreased $13,000 due to sales which began in 1995. Prepaid expenses decreased $15,000 due to the utilization of prepaid costs including marketing materials used while introducing FYI to the marketplace. Accounts payable and accrued expenses increased $198,000 due to growth. Current portion of long-term debt, short term notes payable, and related accrued interest payable increased $3,060,000 due to current maturities and additional interest accruals. FYI's working capital (excluding intercompany balances) at December 31, 1996 was $(3,444,000) compared to $1,129,000 at December 31, 1995. The current ratio was 0.1 to 1 at December 1996 compared to
3.6 to 1 at December 31, 1995. The decrease in working capital was primarily the result of a decrease in cash, which was used to fund FYI's cash operating losses, net of changes in other current assets and current liabilities discussed above, and advances to and from SOV.

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

   As described above, in September and October 1995, SOV and FYI received financing of $375,000 from MTC, pursuant to a short-term financing agreement.
In November 1995, SOV, FYI and IDI entered into the 1995 Agreement. FYI received net proceeds of $2,307,000 from the $2,950,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction as amended in March 1996, up to $750,000 of the funds were available to SOV, all of which had been advanced to SOV as of August 31, 1996. In May 1996, SOV, FYI and IDI entered into the 1996 Agreement, which provided additional financing of $1,200,000. Additionally, from September 1996 through January 1997, IDI advanced $927,000 to SOV and FYI pursuant to a $977,000 Bridge Note due not later than May 1, 1997. The Company was not in compliance with certain of the Agreement's financial covenants at December 31, 1995 and 1996, however, the Company has obtained a waiver for these violations from IDI.

   FYI was in a development stage during 1994 and the first two months of 1995. Revenues commenced in March 1995 and were at a level consistent with the Company's expectations of revenues during FYI's start-up phase. FYI's revenues continued to grow and contribute an increasing amount of cash to fund operations. FYI expects that working capital requirements through the planned closing of the FYI Sale, which is expected to occur on or about April 15, 1997, subject to the approval of the Company's stockholders and other customary terms and conditions, will continue to be funded through a combination of cash on hand, cash receipts from product sales and additional advances pursuant to the Hasco Loan. The Hasco Loan provides for funds to FYI up to $540,000 prior to the closing of the FYI Sale. As of February 28, 1997, $360,000 had been advanced to FYI pursuant to the Hasco Loan. Management believes that the Hasco Loan currently in place will be sufficient to allow for FYI to continue to meet its cash flow requirements through the planned closing of the FYI Sale. To the extent cash flow from operations is less than anticipated, or if amounts available under the Hasco Loan prove insufficient to cover the shortfalls, or if the FYI Sale is not consummated, FYI will be required to obtain additional financing, scale back its marketing activities to a level sustainable under such circumstances or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

   SSI.  At December 31, 1996, SSI had cash and short term investments on hand
   ---
of $1,000. During 1995, SSI relied primarily upon advances totaling $228,000 from SOV to finance its introduction and operations, although SSI had some limited cash receipts from the sale of franchises. SSI's working capital at December 31, 1996 was $(11,000). SSI's current ratio was 0.08 to 1 at December 31, 1996 compared to 0.3 to 1 at December 31, 1995.

   In 1995, SSI used cash in operations, primarily as a result of continued cash operating losses. SSI has not sold any franchises since January 1995. SSI no longer has any employees, and any corporate administrative matters are handled by SOV on behalf of SSI. In January 1996, the Company commenced the orderly termination of SSI's operations, and expects cash provided and used by SSI to comprise a minimal portion of the Company's cash flow in subsequent periods.

ITEM 7.  FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             STYLES ON VIDEO, INC.

                                                                            PAGE
                                                                            ----

Report of Independent Accountants                                            38

Consolidated Balance Sheets at December 31, 1996 and 1995                    39

Consolidated Statements of Operations for the Years Ended December 31,
    1996 and 1995                                                            41

Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1996 and 1995                                               42

Consolidated Statements of Cash Flows for the Years Ended December 31,
    1996 and 1995                                                            43

Notes to Consolidated Financial Statements                                   44



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Styles on Video, Inc.

We have audited the accompanying consolidated balance sheets of Styles on Video, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Styles on Video, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                         /s/
                                         ---------------------
                                          CORBIN & WERTZ

Irvine, California
March 14, 1997

                            STYLES ON VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995



ASSETS                                                 1996           1995
                                                    -----------   ------------

Current assets:
  Cash and cash equivalents                          $  590,000    $ 1,378,000
  Accounts receivable, less allowance for
   doubtful accounts of $182,000 and $259,000
   at December 31, 1996 and 1995, respectively          106,000        142,000
  Income taxes receivable                                61,000        327,000
  Inventories                                           395,000        771,000
  Net assets of discontinued operations                 444,000      1,623,000
  Prepaid expenses and other current assets             111,000        150,000
                                                     ----------    -----------

     Total current assets                             1,707,000      4,391,000

Property and equipment, net                             496,000        545,000

Long-term receivables, less allowance for
 doubtful accounts of $87,000 and $577,000
 at December 31, 1996 and 1995, respectively                  -          1,000

Goodwill, net of accumulated amortization of
 $805,000 and $527,000 at December 31, 1996
 and 1995, respectively                               4,749,000      5,027,000

Debt issuance costs, net of accumulated
 amortization of $163,000 and $13,000 at
 December 31, 1996 and 1995, respectively               129,000        279,000

Other assets                                             31,000         63,000
                                                     ----------    -----------

     Total assets                                    $7,112,000    $10,306,000
                                                     ==========    ===========





Continued

                            STYLES ON VIDEO, INC.

                           December 31, 1996 and 1995


                                                            1996            1995
                                                        -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $    785,000    $  1,072,000
  Accrued expenses                                           560,000         353,000
  Accrued interest payable                                   270,000               -
  Customer advances                                          868,000         868,000
  Advance from stockholder                                         -          48,000
  Current maturities of long-term debt                     2,000,000          83,000
  Notes payable                                            1,040,000               -
                                                        ------------    ------------

     Total current liabilities                             5,523,000       2,424,000

Long-term debt                                               950,000       3,117,000

Minority interests in consolidated subsidiaries              591,000       1,101,000
                                                        ------------    ------------

     Total liabilities                                     7,064,000       6,642,000
                                                        ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000
   shares authorized; 500 shares of Series A
   issued and outstanding at December 31, 1996
   and 1995; $50,000 liquidation preference                        -               -
  Preferred stock, $.001 par value; 1,000,000
   shares authorized; 500 shares of Series B
   issued and outstanding at December 31, 1996;
   $50,000 liquidation preference                                  -               -
  Common stock, $.001 par value; 10,000,000 shares
   authorized; 4,505,000 shares issued and
   outstanding at December 31, 1996 and 1995                   4,000           4,000
  Additional paid-in capital                              16,237,000      16,187,000
  Accumulated deficit                                    (16,193,000)    (12,527,000)
                                                        ------------    ------------

     Total stockholders' equity                               48,000       3,664,000
                                                        ------------    ------------

                                                        $  7,112,000    $ 10,306,000
                                                        ============    ============



                       See independent auditors' report.
                The accompanying notes are an intregal part of
                   these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 For The Years Ended December 31, 1996 and 1995



                                                        1996            1995
                                                    -------------   -------------

Revenues:
  Systems and related software sales                 $   536,000     $ 2,854,000
  Camera sales                                         2,021,000       1,634,000
  Other revenues                                          57,000          43,000
                                                     -----------     -----------
    Total revenues                                     2,614,000       4,531,000
                                                     -----------     -----------

Cost of revenues, including depreciation and
 amortization of $131,000 and $19,000 in 1996
 and 1995, respectively:
  Cost of systems and software sold and leased            55,000       1,324,000
  Cost of camera sales                                 1,828,000       1,157,000
                                                     -----------     -----------
    Total cost of revenues                             1,883,000       2,481,000
                                                     -----------     -----------

Gross profit                                             731,000       2,050,000
                                                     -----------     -----------

Operating expenses:
  Selling, general and administrative                  2,705,000       4,636,000
  Research and development                               551,000         810,000
  Depreciation and amortization                          342,000         347,000
                                                     -----------     -----------
    Total operating expenses                           3,598,000       5,793,000
                                                     -----------     -----------

Loss from operations                                  (2,867,000)     (3,743,000)

Interest income                                          118,000         107,000
Interest expense                                        (705,000)        (99,000)
Legal settlement                                       1,700,000               -
Other expense                                                  -          (7,000)
Minority interests in net losses of
 consolidated subsidiaries                               510,000         370,000
                                                     -----------     -----------

Loss from continuing operations before income
 taxes and extraordinary item                         (1,244,000)     (3,372,000)

Provision (benefit) for income taxes                     (32,000)          9,000
                                                     -----------     -----------

Loss from continuing operations before
 extraordinary item                                   (1,212,000)     (3,381,000)

Forgiveness of debt, net of tax of zero                  332,000         255,000
                                                     -----------     -----------

Net loss from continuing operations                     (880,000)     (3,126,000)

Discontinued operations:
  Loss from operations of discontinued
   business (less applicable income
   taxes of zero)                                     (2,786,000)     (2,714,000)
                                                     -----------     -----------

Net loss                                             $(3,666,000)    $(5,840,000)
                                                     ===========     ===========

Loss per common share:
  Loss from continuing operations before
   extraordinary item                                     $(0.27)         $(0.75)
  Extraordinary item                                        0.07            0.05
  Discontinued operations                                  (0.61)          (0.60)
                                                     -----------     -----------

Loss per common share                                     $(0.81)         $(1.30)
                                                     ===========     ===========

Weighted average common shares outstanding             4,505,000       4,505,000
                                                     ===========     ===========

                       See independent auditors' report.
                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For The Years Ended December 31, 1996 and 1995


                         Series A             Series B
                         Preferred Stock      Preferred Stock           Common Stock
                         -------------------- -------------------   ---------------------
                         Number of            Number of             Number of              Paid-in      Accumulated   Stockholders'
                         Shares     Par Value Shares    Par Value   Shares      Par Value  Capital        Deficit        Equity
                         ---------  --------- --------- ----------  ----------- ---------  ---------     -------      ------------
Balances, January 1, 1995       -       $-      -           $-       4,505,000  $4,000     $16,137,000    $(6,687,000)  $9,454,000


Issuance of Series A
 preferred stock               500       -      -            -           -         -            50,000          -           50,000


Net loss                        -        -      -            -           -         -              -        (5,840,000)  (5,840,000)

                               ---      ---    ---          ---      ---------  ------     -----------    -----------    ---------


Balances, December 31, 1995    500       -      -            -       4,505,000   4,000      16,187,000    (12,527,000)   3,664,000


Issuance of Series B
 preferred stock                -        -     500           -           -         -            50,000          -           50,000


Net loss                        -        -      -            -           -         -              -        (3,666,000)  (3,666,000)

                               ---      ---    ---          ---      ---------  ------      ----------   ------------    ---------


Balances, December 31, 1996    500      $-     500          $-       4,505,000  $4,000     $16,237,000   $(16,193,000)   $  48,000
                               ===      ===    ===          ===      =========  ======     ===========   ============    =========



                       See independent auditors' report.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1996 and 1995



                                                            1996           1995
                                                        ------------   ------------

Cash flows from operating activities:
  Net loss                                              $(3,666,000)   $(5,840,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                                            195,000         96,000
    Amortization of goodwill                                278,000        278,000
    Amortization of debt issuance costs                     365,000         13,000
    Provision for bad debts                                       -         17,000
    Forgiveness of debt, net of tax                        (332,000)      (255,000)
    Write-off of loan from stockholder                      (48,000)             -
    Loss on disposal of property and equipment                9,000              -
    Minority interests share of losses in
     subsidiaries                                          (510,000)      (370,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                    36,000         25,000
      Income taxes receivable                               266,000        929,000
      Inventories                                           376,000        544,000
      Net assets of discontinued operations               1,179,000     (1,272,000)
      Prepaid expenses and other current assets              39,000        (46,000)
      Long-term receivables and other assets                 33,000        (10,000)
      Accounts payable and accrued expenses                 522,000        356,000
                                                        -----------    -----------

  Net cash used in operating activities                  (1,258,000)    (5,535,000)
                                                        -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                2,000              -
  Purchase of property and equipment                       (157,000)      (388,000)
                                                        -----------    -----------

  Net cash used in investing activities                    (155,000)      (388,000)
                                                        -----------    -----------

Cash flows from financing activities:
  Proceeds received from issuance of
   preferred stock                                           50,000         50,000
  Advance from stockholder                                        -       (152,000)
  Repayment of loan receivable from
   stockholder                                                    -        450,000
  Proceeds received from issuance of
   note payable                                             790,000      2,950,000
  Debt issuance costs                                      (215,000)      (292,000)
                                                        -----------    -----------

  Net cash provided by financing activities                 625,000      3,006,000
                                                        -----------    -----------

Net change in cash and cash equivalents                    (788,000)    (2,917,000)

Cash and cash equivalents, beginning of year              1,378,000      4,295,000
                                                        -----------    -----------

Cash and cash equivalents, end of year                  $   590,000    $ 1,378,000
                                                        ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for -
    Income taxes                                        $     3,000    $     9,000
                                                        ===========    ===========
    Interest                                            $   285,000    $    56,000
                                                        ===========    ===========

                       See independent auditors' report.
                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             STYLES ON VIDEO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1996 and 1995



NOTE 1 - DESCRIPTION OF BUSINESS

Styles on Video, Inc. ("SOV" or, together with its subsidiaries, the "Company") was originally incorporated as a California corporation in May 1992 as a wholly-owned subsidiary of New Image Industries, Inc. ("New Image") and in January 1993 was reincorporated as a Delaware corporation. On March 29, 1993, New Image distributed all of SOV's common stock held by it to its stockholders (the "Distribution") on the basis of one share of SOV's common stock for each five shares of New Image common stock held by a stockholder. Immediately following the Distribution, SOV effected a rights offering (the "Rights Offering") pursuant to which each stockholder received, for each share of SOV common stock held, the right to purchase one share of SOV common stock for $6.00 per share. Upon completion of the Distribution and the Rights Offering, SOV became a publicly owned company.

On February 7, 1994, SOV acquired all of the outstanding stock of Dycam Inc. ("Dycam") for 346,140 shares of common stock of SOV. SOV's ownership of Dycam was subsequently reduced to 61% as of December 31, 1994 (see Note 4). In April 1994, SOV purchased an 80% interest in Forever Yours, Inc. ("FYI") for $100,000 (see Note 4). SOV's ownership of FYI was subsequently increased to 100% as of May 1996. Additionally, during the third quarter of 1994, SOV formed a wholly-owned franchising subsidiary, Styles Servicing, Inc. ("SSI"). However, SSI has not sold any franchises since January 1995, and its Uniform Franchising Offering Circular has not been updated.

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

FYI is a newborn baby photography business that was incorporated in April 1994. FYI's primary products are digital newborn photographic portraits of newborns which are taken while the newborns are still in the hospital nursery. The photographs can be enhanced using image editing software. Sales at FYI commenced in the first quarter of 1995. In January 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco International, Inc. ("Hasco") (see Note 18). The sale is expected to close in April 1997, subject to the approval of SOV's stockholders and other customary terms and conditions. The operating results of FYI have been shown as discontinued operations in 1996 and 1995 in these consolidated financial statements (see Note 20). Upon the successful completion of SOV's sale of the FYI business, SOV's assets and operations will consist primarily of those of its 61% investment in Dycam.

NOTE 2 - LIQUIDITY AND MANAGEMENT'S PLANS

SOV's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Continued

                            STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 2 - LIQUIDITY AND MANAGEMENT'S PLANS, CONTINUED

During 1995, SOV experienced cash liquidity shortfalls resulting from operating deficiencies at SOV's level and from the development and expansion of the business operated by FYI, which were funded primarily through the IDI debt and equity financing of $3,000,000 in November 1995 as described in Note 11. These proceeds were primarily used to fund the operating requirements of SOV and FYI, to reduce accounts payable of SOV, and to further the growth of the FYI business. As of February 28, 1997, no amounts have been repaid to IDI under this financing agreement. In May 1996, the Company entered into a debt and equity financing agreement with IDI for additional financing of $1,250,000 (see Note
11). As of February 28, 1997, the Company had borrowed all available funds under this agreement, and, net of certain repayments, the unpaid balance of this note payable to IDI was $29,000. From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note (see Note 11). No amounts have been repaid as of February 28, 1997.

Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. In January and February 1997, FYI borrowed a total of $360,000 from Hasco pursuant to an agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing (see Note 18). The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI and Dycam, or to fully satisfy the Company's other liabilities to its creditors. IDI has a first priority security interest in all remaining assets of the Company, including the remaining net proceeds from the FYI sale, except for the second priority position it holds on the shares of Dycam common stock owned by the Company, as to which Dycam has a first priority security interest.

The Company's current liabilities exceeded its current assets as of February 28, 1997. In order for the Company to continue its operations after the FYI sale, it will be required to obtain additional financing from IDI or other sources, or IDI will need to consent to postpone the repayments due from the Company and FYI on all or part of the Company's and FYI's notes payable to IDI. Neither IDI nor any other sources have indicated a willingness to loan additional funds to the Company. Additionally, IDI has not indicated an intention to consent to the postponement of the repayment it is entitled to on the notes payable to IDI from the Company and FYI. The continued existence of SOV and its subsidiaries is also dependent upon its ability to achieve its 1997 operating plan and successfully resolve certain contingencies (see Note 17).

There is substantial doubt concerning the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments which might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to obtain profitable operations.

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 2 - LIQUIDITY AND MANAGEMENT'S PLANS, CONTINUED

The Company has defaulted on its notes payable to IDI (see Note 11), and has historically received waivers for such defaults. There can be no assurance that the Company will receive future waivers, if needed, from IDI. If future defaults occur, and waivers are not obtained, the notes payable could become immediately due, SOV's and/or FYI's assets could be taken in satisfaction of the amounts due pursuant to the IDI financing, and, if no excess remains, funds might not be available to meet SOV's obligations, including, without limitation, the repayment of the $1,000,000 note owed to Dycam.

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

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying consolidated balance sheets. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, long-term debt and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1996.

Cash and Cash Equivalents
-------------------------

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and U.S. government and other short-term securities with remaining maturities of three months or less when purchased to be cash and cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market (net realizable value) using the first-in, first-out method. Inventories for SOV consist of mostly purchased finished components. Inventories for Dycam consist of cameras and camera components, image editing software and camera accessories. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount reflected in the accompanying 1996 consolidated balance sheet.

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



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

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which such impairment is determined by management.

Goodwill
--------

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired resulting from the Dycam acquisition, is amortized on a straight-line basis over the expected periods to be benefitted. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill has been amortized in 1996 and 1995 on a straight-line basis over the expected twenty-year life. During each of the years ended December 31, 1996 and 1995, Dycam recorded $278,000 of amortization expense. At December 31, 1996 and 1995, management of Dycam determined that there was no impairment of goodwill.

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

Amortization of capitalized computer software costs is provided for on a product-by-product basis at the greater of the amount computed using a ratio of current gross revenues for a product to the total of current anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two to five years is assigned to capitalized computer software development costs. During the years ended December 31, 1996 and 1995, no software development costs were capitalized or amortized.

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Revenue from the franchising of Systems is recorded using the installment method. The franchise fee is based on the population of a given area, and exclusivity is maintained by selling a minimum number of franchises each year.
A small cash down payment is required and the balance of the franchise fee is financed by the Company. Payment on the unsecured franchise notes receivable is only required to be made from a percentage of the commissions earned by franchisees for the sale of Styles on Video franchises, equipment or supplies. As a result of the limited operating history of the franchisees, their inability to sell the minimum number of franchises, and their current inability to sell franchises, only the cash down payment and percentage of commissions received are included in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company has stopped selling Systems effective January 1996 and plans to be out of the newborn baby photography business in April 1997. Accordingly, future revenues will be those generated primarily from Dycam.

Advertising
-----------

The Company reports the costs of all advertising as expense in the period in which those costs are incurred. Advertising expense was approximately $130,000 and $244,000 for the years ended December 31, 1996 and 1995, respectively.

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income Taxes
------------

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. SFAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock Options and Warrants
--------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Loss Per Common Share
---------------------

Net loss per common share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding. Common stock equivalents consist of options and warrants outstanding. Common stock equivalents have not been included in the computation of loss per common share for 1996 and 1995 as their inclusion would be anti-dilutive.

Reclassifications
-----------------

Certain amounts in the 1995 consolidated financial statements have been reclassed to conform to the 1996 presentation.

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



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

In April 1994, Dycam declared a dividend distribution consisting of the right to purchase 1,000,000 shares of its common stock at $6.00 per share. The Company distributed to its stockholders one right for each five shares of SOV common stock held of record as of May 27, 1994. The rights offering closed on July 12, 1994, and Dycam's common stock began trading on July 18, 1994. The Company retained an approximate 66% majority interest in Dycam, which was reduced to approximately 61% by December 31, 1994 as a result of the issuance by Dycam of 204,169 shares of its common stock upon the exercise of stock options at $6 per share (consisting of $25,000 cash and the settlement of a related put obligation in the amount of $1,199,832). At December 31, 1996, the Company held 1,916,667 shares of Dycam's 3,120,836 shares of common stock then outstanding. Dycam has issued options for 502,079 shares of its common stock, of which 386,861 were exercisable at December 31, 1996. Had the options for the remaining 502,079 shares been exercised in 1995 (average exercise price of $3.91), the Company's equity interest in Dycam would have been reduced from 61% to 53%. The net proceeds of the rights offering of $4,976,000 (net of offering costs and underwriting fees and expenses) were retained by Dycam.

Forever Yours, Inc.
-------------------

In April 1994, the Company purchased an 80% interest in FYI for $100,000. The 20% minority interest in FYI was held by the then-President of FYI until May 1996, at which time FYI became a wholly-owned subsidiary of SOV. FYI was in the development stage until the first quarter of fiscal 1995, at which time revenues from product sales commenced (see Note 18).

NOTE 5 - CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalents with high credit quality financial institutions. At times such balances in any one institution may exceed the federally insured limit of $100,000.

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

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 6 - STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

During 1996 and 1995, the Company wrote-off $567,000 and $243,000, respectively, of accounts receivable deemed uncollectible.

In 1996 and 1995, certain vendors forgave approximately $332,000 and $255,000, respectively, of accounts payable owed to them, which has been reflected as extraordinary items in the accompanying statement of operations, net of tax of $0.

International sales accounted for approximately $415,000 or approximately 16% of consolidated revenues for the year ended December 31, 1996.

NOTE 7 - INVENTORIES
--------------------

The components of inventory, net of reserve for obsolescence of $236,000 and $66,000 as of December 31, 1996 and 1995, respectively, are as follows:

                                                  1996         1995
                                                 ----------   ----------

 Raw materials                                   $ 266,000    $ 544,000
 Work-in-process                                   106,000      145,000
 Finished goods                                     23,000       82,000
                                                  ---------    ---------

                                                 $ 395,000    $ 771,000
                                                  =========    =========


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31 is comprised of the following:

                                              1996        1995
                                              --------    --------

 Machinery and equipment                      $ 641,000    $ 620,000
 Office equipment and furniture                 288,000      128,000
                                                ---------    ---------
                                                869,000      748,000

 Less accumulated deprecation
  and amortization                             (373,000)    (203,000)
                                                ---------    ---------

                                              $ 496,000    $ 545,000
                                               =========    =========

NOTE 9 - LONG-TERM RECEIVABLES

Long-term receivables at December 31, 1995 include $450,000 due from a corporation organized under the laws of Belgium, due October 1996, bearing interest at 10% payable monthly, and collateralized by equipment and software. The entire $450,000 was reserved at December 31, 1995 and written-off during 1996.

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                                               1996          1995
                                               ------       -------
Current:
  Federal                                     $      -       $    -
  State                                       (32,000)        9,000
                                              --------       -------

                                              $(32,000)       $9,000
                                              ========       =======

Continued

                             STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 10 - INCOME TAXES, CONTINUED

The Company has recorded income taxes receivable relating to the restatement of its 1993 financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are presented below:

                                                                             1996            1995
                                                                        -----------       -----------
Deferred tax assets:
  Accounts and notes receivable, principally
   due to allowances for doubtful accounts                              $   108,000       $   339,000
  Inventories                                                                95,000            37,000
  Net operating loss carryforwards                                        8,897,000         7,359,000
  Tax credit carryforwards                                                   60,000            70,000
  Other                                                                      43,000            22,000
                                                                        -----------       -----------
     Total gross deferred tax assets                                      9,203,000         7,827,000

  Less valuation allowance                                               (9,163,000)       (7,787,000)
                                                                        -----------       -----------
     Net deferred tax assets                                                 40,000            40,000

Deferred tax liability -
  Depreciation                                                              (40,000)          (40,000)
                                                                         ----------       -----------

     Net deferred tax liability                                         $         -       $         -
                                                                        ===========      ===========

During 1996 and 1995, the deferred tax assets valuation allowance increased $1,376,000 and $2,217,000, respectively, due primarily to the increase in the net operating loss carryforwards, which will be realized only if the Company generates net taxable income in future years.

The differences between total income tax expense and the income tax benefit computed by applying the U.S. Federal income tax rate of 34 percent to loss before income taxes and extraordinary item from continuing operations are as follows:

                                                                           1996              1995
                                                                        ---------         -----------

Computed "expected" tax benefit                                         $(423,000)        $(1,146,000)
Change in valuation allowance for
 deferred tax assets                                                      281,000           1,039,000
State taxes, net of benefit                                               (21,000)              6,000
Goodwill                                                                  103,000             103,000
Other                                                                      28,000               7,000
                                                                        ---------         -----------

                                                                        $ (32,000)        $     9,000
                                                                        =========         ===========

At December 31, 1996, the Company had net operating loss carryforwards for Federal and California franchise tax purposes totaling $23,626,000 and $14,086,000, respectively, which begin expiring in the years 2008 and 1998, respectively. Included in the Federal and California net operating loss carryforwards is $6,056,000 and $3,028,000, respectively, resulting from the deduction for tax purposes of compensation expense relating to the exercise during 1994 of nonqualified stock options. Upon realization, the related tax benefit will be added to additional paid-in capital and will not impact the Company's future earnings. Certain of these net operating loss carryforwards relate to SOV's subsidiaries and their utilization, if any, will be limited in accordance with certain Internal Revenue Code rules.

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 10 - INCOME TAXES, CONTINUED

In general, Section 382 of the Internal Revenue Code includes provisions which may limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three-year period. Such limitations can result in the loss of net operating loss carryforwards.

NOTE 11 - IDI FINANCING AGREEMENTS

1995 Agreement
--------------

In November 1995, the Company executed a Financing Agreement with International Digital Investors, L.P. ("IDI"), a Delaware limited partnership. The Financing Agreement was amended in March and May 1996 and in January 1997. Pursuant to the terms of the Financing Agreement, as amended (the "1995 Agreement"):

A. SOV and FYI co-issued $2,950,000 of 10% notes due June 30, 1998 (the "1995 Notes"). Interest on the 1995 Notes is payable monthly, and quarterly principal payments of $500,000 commence not later than May 1, 1997.
     Payment of unpaid interest accruing on the outstanding 1995 Notes may be deferred through not later than May 1, 1997. The 1995 Notes are redeemable, in whole or in part, by SOV and FYI prior to maturity without penalty. They are subject to mandatory redemption, at par, under certain conditions specified in the 1995 Agreement, which include the issuance of equity, and the sale or other disposition of certain assets. The 1995 Note holders have the option to put the Senior Notes, at par, in the event of a sale, merger, change of control or public offering involving SOV or FYI. Substantially all assets of SOV and FYI are pledged as collateral on the 1995 Notes, except for the 1,916,667 shares of Dycam common stock owned by SOV which collateralizes the $1,000,000 note payable to Dycam, (see Note
     17), and FYI's hospital contracts and proceeds thereof which collateralize the Hasco Loan (see Note 18). The 1995 Notes are subject to restrictive covenants, including the incurrence of additional indebtedness, maintenance of net worth and other financial covenants, and limitations on capital expenditures, investments, transactions with affiliates, and consolidation, merger and sales of assets. At December 31, 1996 and 1995, the Company was in default of certain restrictive covenants, which defaults were waived by the 1995 Note holders. Compliance with the terms of the 1995 Agreement is determined as of the end of each calendar quarter. Should the Company be in violation of any of the covenants at a future date, waiver of such violation is at the sole discretion of the 1995 Note holders. If future defaults occur, waivers are not obtained, SOV's and/or FYI's assets are taken in satisfaction of the amounts due pursuant to the IDI financing, and no excess remains, funds might not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note payable to Dycam.

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

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 11 - IDI FINANCING AGREEMENTS, CONTINUED

     directors. In the event of a change of control, as defined in the 1995 Agreement, the Company must offer to purchase all outstanding Series A Preferred Stock at a price equal to the liquidation preference thereof at that time, and pay all unpaid accrued dividends.

C. The Company issued 3,914,882 Series A common stock purchase warrants which entitled IDI to purchase shares of the Company's common stock equivalent to 40% of the fully diluted common shares outstanding on the date of the 1995 Agreement (the "1995 Warrants"). The exercise price of such warrants is $.075 per warrant. The warrants may be exercised at any time at the option of the holder prior to expiration ten years from the date of issuance (see
     Note 14). On January 15, 1997, the Company issued 4,347,427 shares of its common stock to IDI in exchange for all of the 1995 Warrants and a portion of the warrants issued to IDI in connection with the May 1996 financing (see below).

Use of the funds under the 1995 Agreement was limited to the repayment of bridge financing obtained in 1995, and related accrued interest and transaction costs, and the furtherance of the Company's business plans, specifically the expansion of FYI's business.

1996 Agreement
--------------

In May 1996, the Company executed a series of agreements which included an additional financing agreement (the "1996 Agreement") with IDI. The 1996 Agreement was amended in January 1997. Pursuant to the terms of the 1996 Agreement, as amended:

A. SOV and FYI co-issued and are entitled to borrow up to $1,200,000 pursuant to 10% notes due June 30, 1998 (the "1996 Notes"). The loans are to be funded in varying increments between May and September 1996, contingent upon SOV and FYI reaching certain specified performance goals. Interest on the 1996 Notes is payable monthly, however, may be deferred through not later than May 1, 1997. Equal quarterly principal payments of one-fifth of the outstanding principal amount of the 1996 Notes as of June 30, 1997 commence June 30, 1997. The 1996 Notes are redeemable, in whole or in part, by SOV and FYI prior to maturity without penalty. They are subject to mandatory redemption, at par, under certain conditions specified in the 1996 Agreement, which include the issuance of equity, and the sale or other disposition of certain assets. The 1996 Note holders have the option to put the 1996 Notes, at par, in the event of a sale, merger, change of control or public offering involving SOV or FYI. Substantially all assets of SOV and FYI are pledged as collateral on the 1996 Notes and 1995 Notes, except for the 1,916,667 shares of Dycam common stock owned by SOV which collateralize the $1,000,000 note payable to Dycam, and FYI's hospital contracts and proceeds thereof which collateralize the Hasco Loan (see Note
     18). The 1996 Notes are subject to restrictive covenants, including the incurrence of additional indebtedness, maintenance of net worth and other financial covenants, and limitations on capital expenditures, investments, transactions with affiliates, and consolidation, merger and sales of assets. At December 31, 1996, the Company was in default of certain restrictive covenants, which defaults have been waived by the 1996 Note holders. Compliance with

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 11 - IDI FINANCING AGREEMENTS, CONTINUED

     the terms of the 1996 Agreement is determined as of the end of each calendar quarter. Should the Company be in violation of any of the covenants at a future date, waiver of such violation is at the sole discretion of the 1996 Note holders. If future defaults occur, waivers are not obtained, SOV's and/or FYI's assets can be taken in satisfaction of the amounts due pursuant to the IDI financing, and, if no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of the $1,000,000 note payable to Dycam.

B. The Company issued 500 shares of 10% Senior Series B Convertible Preferred Stock (the "Series B Preferred Stock") at $100 per share, for total consideration of $50,000. Dividends are payable quarterly and will accrue whether or not declared by the Board of Directors. The liquidation preference is $50,000 plus accrued dividends. The Series B Preferred Stock is convertible at any time after October 31, 1996 (earlier if certain conditions are met), in whole or in part, at the option of the holder into shares of the Company's common stock, at a beginning per share conversion price equal to $.075 subject to adjustments as defined in the preferred stock certificate. In the event of a change of control, as defined in the Additional Agreement, the Company must offer to purchase all outstanding Series B Preferred Stock at a price equal to the liquidation preference thereof at that time, and pay all unpaid accrued dividends.

C. The Company issued 53,286,228 Series B common stock purchase warrants (the "1996 Warrants") which, together with the warrants issued in connection with the 1995 Agreement and the Series A Preferred Stock and Series B Preferred Stock, entitle IDI to purchase shares of the Company's common stock equivalent to 75% of the fully diluted common shares outstanding on the date of the 1996 Agreement. The exercise price is $.075 per warrant. The warrants may be exercised at any time after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997, at the option of the holder prior to expiration ten years from the date of issuance (see Note 14). On January 15, 1997, the Company issued 4,347,427 shares of its common stock to IDI in exchange for all of the 1995 Warrants and a portion of the 1996 Warrants exercisable for 1,867,029 shares of the Company's common stock. After the exchange, IDI remains the holder of 1996 Warrants exercisable for 51,419,199 shares of the Company's common stock.

D. The minority shareholder of FYI, who was also the President of FYI until his resignation in December 1996, surrendered all of the shares of common stock of FYI held by him, in exchange for a Series C warrant certificate issued by SOV, evidencing warrants to purchase 7,747,449 shares of SOV's common stock. The shares of FYI previously owned by him were canceled. As a result of the transaction, FYI is now a wholly-owned subsidiary of the Company. The exercise price is $.075 per warrant. The warrants vest 25% May


Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 11 - IDI FINANCING AGREEMENTS, CONTINUED

     1996, 25% November 1996, 25% May 1997 and 25% May 1998. Vested warrants may be exercised after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997, and prior to their expiration in November 2005 (see Note 14).

E. The Company issued Series C-1 warrants to purchase 80,000 shares of SOV's common stock to one of its directors in connection with the 1996 Agreement. The exercise price is $.075 per share (see Note 14). The warrants vest 40,000 in May 1996 and 40,000 in April 1997. Vested warrants may be exercised after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997, and prior to their expiration in November 2005. The Company has granted the warrant holder certain registration rights related to these warrants.

F. The Company entered into a consulting agreement (the "Consulting Agreement") with an individual who later became its Chief Executive Officer, for services relating to the Company's business. In exchange for services, the Company was obligated to pay the consultant $12,500 per month plus expenses. In addition, pursuant to the Consulting Agreement, the Company issued Series C-2 warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $.075 per share (see Note 14). The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants. The Consulting Agreement terminated and warrants ceased vesting on August 1, 1996, at which time the Company entered into an employment agreement with the consultant.

Use of the funds under the 1996 Agreement was limited to the repayment of interim financing obtained from IDI in 1996, and related accrued interest, transaction costs, and furtherance of the Company's business plans, specifically the expansion of FYI's business. The Company does not have sufficient authorized shares to reserve for the warrants issued in connection with the May 1996 transactions. The Company is seeking stockholder approval of a reverse stock split in April 1997 in order to have a sufficient number of shares available for issuance. Management believes that approval will be obtained.

The 1996 Agreement was conditioned upon settlement of a suit brought by the Company against its former outside accounting firm and certain individual defendants. Pursuant to the settlement of such suit, the former outside accounting firm agreed to pay $1,700,000 to the Company. Of the settlement proceeds, all of which were received in July 1996, $870,000 was applied to repayment of the 1996 Notes (see Note 17). In September 1996, the Company received a state income tax refund totaling $301,000 which was also used to repay IDI 1996 Notes.

Continued

                        STYLES ON VIDEO, INC.

               For The Years Ended December 31, 1996 and 1995



NOTE 11 - IDI FINANCING AGREEMENTS, CONTINUED

Bridge Note
-----------

On September 19, 1996, the Company and FYI entered into a 10% bridge note payable to IDI. The bridge note was amended seven times through January 15, 1997; each successive amendment extended the due date of the bridge note and increased the note amount. The amended bridge note (the "Bridge Note") together with accrued interest, is due not later than May 1, 1997 (see Notes 12 and 18).

Accrued Interest
----------------

As of December 31, 1996, deferred and accrued interest payable to IDI from the Company and FYI related to the 1995 Notes, the 1996 Notes, and the Bridge Note was approximately $270,000.

NOTE 12 - NOTES PAYABLE

Notes payable at December 31, 1996 consists of a $250,000 9% note payable issued in connection with the settlement of the stockholder class action and derivative suits (see Note 17), and a total of $790,000 related to amounts outstanding pursuant to the 1996 financing and the Bridge Note payable to IDI (see Note 11). The notes payable both mature in 1997.

NOTE 13 - LONG-TERM DEBT

Long-term debt, including current maturities, at December 31, 1996 consists of the $2,950,000 10% 1995 Note payable to IDI (see Note
11).

Principal payments required on long-term debt for the years ending December 31 are as follows:

          1997       $2,000,000
          1998          950,000
                     ----------

                     $2,950,000
                     ==========

NOTE 14 - STOCK INCENTIVE PLANS AND WARRANTS

Stock Incentive Plans
---------------------

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

                        STYLES ON VIDEO, INC.

                For The Years Ended December 31, 1996 and 1995



NOTE 14 - STOCK INCENTIVE PLANS AND WARRANTS, CONTINUED

In June 1993, the Company adopted an additional stock incentive plan (the "1994 Plan") pursuant to which there are 450,000 shares of common stock reserved. The 1994 Plan is substantially identical in terms to the 1992 Plan. Options granted under the 1994 Plan may be granted at prices not less than 85% of the then fair market value of the common stock and expire not more than ten years from the date of grant.

In August 1996, the Company adopted a stock option plan (the "1996 Plan") which provides for the granting of incentive or non-statutory options to employees, consultants, officers and directors who will contribute to the Company's long-range success. The Company has reserved 4,646,601 shares of common stock for issuance under the plan. Options granted under the 1996 Plan may be granted at prices not less than 100% of the then fair market value of the common stock and expire not more than ten years from the date of the grant.

Full implementation of the 1996 Plan and related transactions is subject to stockholder approval to adopt the 1996 Plan and to approve a reverse stock split. Management believes that approval will be obtained.

Option activity for the years ended December 31, 1996 and 1995 was as follows:


                              1992        1994     Directors'    1996                     Total     Exercise
                              Plan        Plan        Plan        Plan        Other       Options    Price
                              -----       -----    ----------     -----      -------      -------    --------
Options outstanding at
January 1, 1995            363,241       247,000     69,648        -        100,000       779,889    $.075-$11.00

Options granted                 -        180,000       -           -            -         180,000    $.075-$1.12

Options exercised               -           -          -           -            -            -          -

Options canceled or
surrendered                (24,750)         -       (69,648)       -       (100,000)     (194,398)   $2.94-$11.00
                           -------     ---------     ------   ---------    --------      --------

Options outstanding at
December 31, 1995          338,491       427,000       -           -            -         765,491    $.075-$9.88

Options granted                 -           -          -      2,922,000         -       2,922,000    $.075

Options exercised               -           -          -           -            -            -          -

Options canceled or
surrendered               (223,250)     (153,000)      -           -            -        (376,250)   $.075-$9.88
                          --------      --------    -------   ---------     --------     --------

Options outstanding at
December 31, 1996          115,241       274,000       -      2,922,000         -       3,311,241    $.075-$8.67
                          ========      ========     ======   =========     ========    =========

Certain shares were repriced to $3.00 in 1995 and $.075 in May of 1996. The above table reflects both repricings.

In May 1995, the Board granted 50,000 options each to the Company's Chief Financial Officer and Chief Operating Officer at an original exercise price of $3.00 (subsequently repriced to $.075). The options vested 25% immediately and 2% per month thereafter.

In October 1995, the Board approved the grant of 40,000 fully vested options each to two directors, who subsequently resigned from the Company's Board of Directors in November 1995, at an original exercise price of $1.12 (subsequently repriced to $.075).

Continued

                             STYLES ON VIDEO, INC.

                For The Years Ended December 31, 1996 and 1995



NOTE 14 - STOCK INCENTIVE PLANS AND WARRANTS, CONTINUED

In September 1996, the Company granted 2,922,000 options under the 1996 Plan to employees at an exercise price of $.075 per share. The options have a ten year term and vest 25% on grant and the remaining 75% over three years ratably per month.

Options exercisable at December 31, 1996 totaled 1,183,830 at prices ranging from $.075 to $8.67.

Options available for grant were 1,724,601 shares at December 31, 1996, subject to stockholder approval of the 1996 Plan. Management believes that approval will be obtained. The 1996 Plan is the only stock option plan with remaining options available for grant.

Warrants
--------

At December 31, 1996 and 1995, there were 3,914,882 and 69,237,743 warrants outstanding, respectively, to acquire the Company's common shares at $.075 per share, which expire November 2005.

Additionally, in connection with the July 1996 final settlement of the stockholder class action and derivative suits, the Company agreed to deliver 1,750,000 warrants to the plaintiff class to acquire the Company's common shares at $.075 per share, which expire five years from the date of their distribution. The warrants are redeemable by the Company at any time prior to exercise at $5.00 per warrant. The Company expects to distribute the warrants by the end of 1997 (see Note 17).

In January 1997, the Company issued a Series D warrant exercisable for up to 61,803,805 shares of the Company's common stock at an exercise price of $.075 per share, which expires on November 2005 (see Note 18).

Management of the Company did not assign any value to these warrants due to the virtual nonexistance of a market for the Company's common stock and the Company's financial state (see Note 2).


SFAS 123 Pro Forma Information
------------------------------

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB #25 discussed herein. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 6.3%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 100%; and expected terms of two to five years.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                             Year Ended      Year Ended
                                            December 31,    December 31,
                                                1996            1995
                                            ------------    ------------
Pro forma net loss:

Net loss, as reported                       $(3,666,000)    $(5,840,000)

Compensation expense under SFAS 123            (163,000)         (4,000)
                                             -----------     -----------

Pro forma net loss                          $(3,829,000)    $(5,844,000)
                                             ===========     ===========

Pro forma net loss per share                $      (0.85)   $     (1.30)
                                             ===========     ===========

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



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

In November 1995, total intercompany advances outstanding of $2,700,000 were contributed by SOV to FYI equity in conjunction with the 1995 Agreement (see
Note 11).

NOTE 16 - 401(k) PLAN

The Company, Dycam and FYI have 401(k) plans for their employees which went into effect August 1, 1994. All individuals already employed on that date were considered eligible for the plans. Individuals employed subsequent to that date were eligible upon completing two months of service. On April 1, 1995, the Company's plan was amended whereby employees are eligible to participate upon completing six months of service. In accordance with the terms of the plans, employees may contribute up to 15% of their pretax earnings to the plans. The Company may make a discretionary contribution of up to 6% of the employee's pretax earnings. The Company's contributions for the years ended December 31, 1996 and 1995 for all plans were $27,000 and $51,000, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Facilities Leases
-----------------

The Company leased its office facilities under operating leases that expired in 1995. During 1995, the Company entered into new operating leases for its new facilities that expire through 2000.

Effective January 31, 1997, the Company and FYI executed definitive agreements with Hasco to sell substantially all of the net assets of FYI to Hasco (see Note
18). In connection with the FYI sale, Hasco and FYI will enter into a sublease pursuant to which Hasco will sublet FYI's principal operating facility in Newbury Park, California from the date of the closing through December 31, 1998. The rental payments under the sublease will be approximately equal to FYI's occupancy costs under the primary lease agreement during that period. The primary lease agreement expires May 31, 2000. The Company intends either to negotiate an early termination of the lease with the landlord or to seek a subtenant for the remaining balance of the lease.

Continued

                             STYLES ON VIDEO, INC.

                For The Years Ended December 31, 1996 and 1995



NOTE 17 - COMMITMENTS AND CONTINGENCIES, CONTINUED

The minimum annual future rental commitments, exclusive of sublease income, for the next five years and thereafter are as follows:

       Years Ended
       December 31,
       ------------
          1997                        $207,000
          1998                         110,000
          1999                         101,000
          2000                          42,000
          2001                               -
                                      --------

                                      $460,000
                                      ========

Rent expense for the years ended December 31, 1996 and 1995 was $193,000 and $225,000, respectively.

Employment Agreements
---------------------

In April 1994, FYI entered into an employment agreement with its then-Chief Executive Officer which covered a three-year term expiring on April 5, 1997 for which the annual compensation to be paid was $180,000, $225,000 and $260,000, respectively. The agreement was canceled in May 1996 and FYI entered into a new employment agreement with its then-Chief Executive Officer which covered a two-year term expiring in May 1998 for which the base annual compensation to be paid was $100,000. If certain cash flow conditions were met, compensation increased
to $175,000 per annum.   If he were terminated without cause, he was entitled to
receive a lump-sum payment equal to the aggregate salary due to him for the then remaining term of the agreement and immediate vesting of any unvested options and warrants (see Note 11). In December 1996, FYI's Chief Executive Officer resigned from FYI pursuant to a termination and settlement agreement. The agreement provides that he shall receive his current salary until no later than March 31, 1997. On the closing of the sale of the FYI business to Hasco, he is entitled to receive all unpaid salary due to him under the employment agreement expiring in May 1998 at an annual base compensation of $100,000. In addition, all of the warrants to purchase shares of the Company's common stock held by him fully vest on the closing of the FYI Sale.

In August 1996, the Company entered into an employment agreement with its new Chief Executive Officer. The agreement has an initial two-year term and contains certain renewal provisions. Pursuant to the agreement, the Company will pay its Chief Executive Officer an annual base salary of $230,000, subject to increase at the sole discretion of the Board of Directors. In addition, the Chief Executive Officer will be eligible to receive a one-time bonus of $50,000 if certain cash flow conditions are met. If the Chief Executive Officer's employment is terminated, under certain circumstances, the Chief Executive Officer is entitled to a termination payment of up to 100% of his annual base salary. Concurrently with the execution of the employment agreement, the Chief Executive Officer was granted 4,071,684 Series C-3 warrants which entitle him to purchase an aggregate number of shares at an exercise price of $.075 per share of the Company's common stock constituting 5% of the Company's common stock on a fully-diluted basis. The Company will not have sufficient authorized shares of common stock to issue upon exercise of these warrants unless it receives stockholder approval of a reverse stock split. Management believes that such approval will be obtained. In addition, the Company terminated its prior Consulting Agreement with him.

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 17 - COMMITMENTS AND CONTINGENCIES, CONTINUED

On December 20, 1996, Dycam entered into an employment agreement contract with one key employee for a three-year term which expires December 31, 1999. The agreement calls for annual compensation of $120,000 a year for each of the three years. Pursuant to the employment agreement, Dycam issued 90,000 stock options that vest at a rate of 8.33% per calendar quarter. Additionally, Dycam issued 60,000 stock options to the employee that vest 8.33% per calendar quarter, if certain conditions are met.

Stockholder Class Action and Derivative Suits
---------------------------------------------

The Company entered into a settlement of a class action suit which was filed against the Company and certain of its officers and directors in December 1994, as well as a stockholders' derivative suit which named the directors and certain of the officers of the Company. Pursuant to the terms of the final settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock, and has recorded a 9% $250,000 promissory note payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997. As of February 28, 1997, no payments have been made by the Company. The exercise price of the warrants is $.075 per warrant/share.
The warrants have a five-year life and are redeemable by the Company at any time for $5 per warrant (see Note 14). The Company will not have sufficient authorized shares of common stock to issue upon exercise of these warrants unless it receives stockholder approval of a reverse stock split. Management believes that such approval will be obtained. Also, as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the derivative case, the former Chairman and Chief Executive Officer of the Company agreed to the surrender of 250,000 shares of the Company's common stock held by him, and to the cancellation of options for 150,000 shares of the Company's common stock held by him. The surrendered shares are to be distributed to the class plaintiffs and the options have been canceled. The settlement received final approval by the District Court in July 1996.

Durian Suit
-----------

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

The suit was settled and received final approval in July 1996. Pursuant to the settlement, the accounting firm agreed to pay $1,700,000 to the Company. A portion of the $1,700,000 received in July 1996 was used to repay prior loans from IDI (see Note 11), pay certain legal expenses, and the balance was used for operating expenses of SOV and FYI.

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 17 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Insurance Provider
------------------

In 1996, a previous provider of the Company's excess director's and officer's liability insurance filed a suit claiming that they are entitled to $1,000,000 of the $1,700,000 recovery received by the Company in connection with the settlement to the suit against the Company's former independent accountants. In October 1996, the Company filed a cross-complaint alleging bad faith and seeking declaratory relief. SOV intends to vigorously defend the suit. No amounts have been accrued in the accompanying consolidated financial statements relating to an unfavorable outcome of this matter, if any.

Suit Against the Company's Competitor
-------------------------------------

On March 8, 1996, FYI filed a suit against a competitor. The suit asserts claims for, among other things, unreasonable restraint of trade, monopolistic practices, unfair competition, trade libel, and false and misleading advertising. FYI seeks compensatory damages relief in excess of $10 million, as well as punitive damages and injunctive relief. During the last quarter of 1996, the suit was dismissed without prejudice and the parties entered into a tolling agreement with respect to the statute of limitations. The terms of the sale of the FYI business to Hasco provide that upon closing this suit will be dismissed with prejudice. See Note 18.

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

At December 31, 1996, Dycam's cash and cash equivalents were $590,000. Dycam is not obligated to transfer any additional cash to the Company and its other subsidiaries, and the management of Dycam has expressed its intent to utilize its liquid assets solely to fund the future operations of Dycam.

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

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 18 - SUBSEQUENT EVENTS, CONTINUED

In addition, the Company, FYI and IDI agreed to increase the amounts borrowed under the 1996 Notes by $180,000 to a total of $1,200,000, the maximum borrowings permissible pursuant to the 1996 Notes. At the same time, the obligation represented by the Bridge Note between the Company, FYI and IDI, was decreased by $180,000 under the Seventh Amendment to Bridge Note, dated January 15, 1997 (the "Seventh Amendment"), from up to $1,157,000 to up to $977,000.
The Seventh Amendment extended the due date of the Bridge Note to not later than May 1, 1997. As of February 28, 1997, the Company has borrowed $927,000 pursuant to the Bridge Note and is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. Substantially all of the assets of the Company and FYI are pledged as collateral for the 1995 Note, the 1996 Note and the Bridge Note, except for the 1,916,667 shares of Dycam common stock owned by SOV which collateralize the $1,000,000 note payable to Dycam.
IDI has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default which is not timely cured or waived. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco (see "FYI Sale").

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

The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's common stock at an exercise price of $.075 per share (see Note 14). If the reverse stock split is approved by the Company's stockholders, and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005. Management believes that approval will be obtained.

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

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 18 - SUBSEQUENT EVENTS, CONTINUED

As of February 28, 1997, the Company has borrowed $927,000 pursuant to the $977,000 Bridge Note, and is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. No amounts have been repaid as of February 28, 1997. As of February 28, 1997, SOV and FYI had borrowed all available funds under the 1996 Notes, and, after repayments, the unpaid balance was $29,000.

FYI Sale
--------

On December 13, 1996, the Company and FYI signed a letter of intent to sell substantially all of the net assets of FYI to Hasco (the "FYI Sale"). Hasco operates First Foto, a competitor of FYI in the newborn hospital photographic business. Effective January 31, 1997, the Company and FYI executed definitive agreements with Hasco for the FYI Sale, which is expected to close in April 1997. The sale price of $4,533,060 is payable $3,468,060 in cash at the closing and $1,065,000 in twelve equal quarterly installments of $88,750 commencing three months after the closing. The sale price is subject to adjustment for certain hospital contract terminations, operating results prior to closing, and accounts payable and accrued expenses assumed by Hasco at the closing. The obligation of Hasco to make the installment payments is unsecured and non-interest bearing.

The assets of FYI to be sold to Hasco (the "Purchased Assets") include substantially all of the operating assets of FYI, excluding certain intellectual property rights owned by FYI. With certain exceptions, Hasco will assume substantially all obligations of FYI under all hospital and other specified contracts that are included in the purchased assets, all of FYI's capital lease obligations, and substantially all trade payables and commission obligations. Hasco will not assume, and FYI will remain liable for certain other obligations and liabilities arising prior to the closing (see Note 20).

The Company has agreed to deliver to Hasco an option permitting Hasco to purchase that number of shares of Dycam common stock equal to 4.9% of the outstanding shares of the common stock of Dycam held by the Company on the closing date (approximately 152,921 shares as of January 31, 1997). The exercise price of this three-year option to be granted to Hasco will be equal to the average closing price for Dycam common stock during the period from January 31, 1997 through the closing date.

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

Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 18 - SUBSEQUENT EVENTS, CONTINUED

On January 22, 1997, Hasco loaned FYI $60,000 pursuant to a 10% promissory note due January 31, 1997. On January 31, 1997, Hasco and FYI entered into a loan agreement (the "Loan Agreement") pursuant to which Hasco will lend to FYI up to $180,000 per month, up to a maximum of $540,000, at an interest rate of 10% per annum (the "Hasco Loan"). As of February 28, 1997, FYI had borrowed $340,000 pursuant to the Loan Agreement, including $60,000 on the prior promissory note which was added to the Hasco Loan balance. Borrowings under the Loan Agreement are secured by a first priority security interest in FYI's hospital contracts and proceeds thereof. IDI agreed to subordinate its rights to the rights of Hasco in connection with this loan. The Company executed the Hasco Loan Agreement and related promissory note as co-borrower and co-maker. All amounts due under the Loan Agreement will be canceled at closing through the assumption of these liabilities by Hasco. The purchase price will not be subject to reduction for the amount canceled, except under certain circumstances. If the FYI Sale is terminated or if the closing has not occurred by April 22, 1997, all amounts under the Loan Agreement will become due and payable ninety days following the terminating event, as defined.

The FYI Sale is subject to the approval of the Company's stockholders, and other customary terms and conditions. The Company expects to receive the requisite approval of its stockholders, and other customary conditions, at a meeting planned to be held in April 1997.

In connection with the FYI Sale, each of the Company, FYI and Dycam entered into a mutual release with Hasco with respect to all claims arising between them prior to the execution of the FYI Sale agreements, including those claims asserted in certain litigation then pending between FYI and Hasco.

NOTE 19 - LINES OF BUSINESS

The Company operates in two major lines of business: systems and related software and camera. Information regarding these segments as of and for the years ended December 31, 1996 and 1995 is as follows:

                                        1996           1995
                                    ------------   ------------

Net sales:
  Systems and related software      $   546,000    $ 2,854,000
  Camera                              2,068,000      1,677,000
                                    -----------    -----------
    Total                           $ 2,614,000    $ 4,531,000
                                    ===========    ===========


Loss from operations:
  Systems and related software      $(1,024,000)   $(2,087,000)
  Camera                             (1,843,000)    (1,656,000)
                                    -----------    -----------

     Total                          $(2,867,000)   $(3,743,000)
                                    ===========    ===========


Continued

                        STYLES ON VIDEO, INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 19 - LINES OF BUSINESS, CONTINUED

                                                1996           1995
                                            ------------   ------------

Identifiable assets:
  Systems and related software               $  212,000     $  705,000
  Camera                                      6,109,000      7,543,000
                                             ----------     ----------
     Total                                   $6,321,000     $8,248,000
                                             ==========     ==========

Depreciation and amortization expense:
  Systems and related software               $   25,000     $   33,000
  Camera                                        448,000        333,000
                                             ----------     ----------
     Total                                   $  473,000     $  366,000
                                             ==========     ==========

Capital expenditures:
  Systems and related software               $        -     $   (7,000)
  Camera                                       (157,000)      (381,000)
                                             ----------     ----------
     Total                                   $ (157,000)    $ (388,000)
                                             ==========     ==========

NOTE 20 - DISCONTINUED OPERATIONS

On December 13, 1996, the Company and FYI signed a letter of intent to sell substantially all of the net assets of FYI to Hasco (see Note 18). The FYI Sale is expected to close in April 1997.

The operating results of FYI have been classified as discontinued operations in the accompanying consolidated financial statements. Revenues of the discontinued FYI segment were $2,220,000 in 1996 and $436,000 in 1995. Net loss from the discontinued FYI segment amounted to $2,786,000 in 1996 and $2,714,000 in 1995.

For financial reporting purposes, the net assets and liabilities attributable to this pending transaction have been classified in the consolidated balance sheets as net assets of discontinued operations and consist of the following at December 31:

                                           1996          1995
                                        ----------   ------------

Cash                                    $  63,000     $1,400,000
Accounts receivable, net                  134,000         58,000
Inventories                                22,000         35,000
Prepaid expenses and other current
 assets                                    60,000         75,000
Property and equipment, net               466,000        446,000
Other assets                               46,000         44,000
Accounts payable                         (148,000)      (255,000)
Accrued expenses                          (67,000)       (35,000)
Current portion of obligations
 under capital leases                     (82,000)       (56,000)
Obligations under capital leases          (50,000)       (89,000)
                                        ---------     ----------

Total net assets of discontinued
 operations                             $ 444,000     $1,623,000
                                        =========     ==========

Certain of FYI's accrued expenses, as well as all intercompany balances, notes payable to IDI, related debt issuance costs and accrued interest payable will not be assumed by Hasco pursuant to the pending FYI Sale and, accordingly, have been excluded from net assets of discontinued operations.

The expected gain on disposal will be recognized upon completion of the sale.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On March 29, 1996, Coopers & Lybrand L.L.P., the Company's former independent public accountants, resigned their engagement. In connection with their audit for the year ended December 31, 1994 and for the period May 5, 1995 and ending March 29, 1996, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&L would have caused them to make reference in connection with their report to the subject matter. Their report on the consolidated financial statements for the year ended December 31, 1994 included an explanatory paragraph concerning substantial doubt about the ability of the Company to continue as a going concern, otherwise, during the time period which C&L were engaged as independent accountants for the Company, C&L's report contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In June 1996, Corbin & Wertz accepted an engagement by the Company to serve as the independent auditors for the Company's financial statements as of and for the year ended December 31, 1995. In February 1997, Corbin & Wertz accepted the engagement by the Company to serve as the dependent auditors for the Company's financial statements as of and for the year ended December 31, 1996.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The following table sets forth certain information with respect to the directors and executive officers of the Company as of January 31, 1997:


                                                                                        YEAR
                                                                                        TERM
      NAME                     AGE          PRINCIPAL OCCUPATION                       EXPIRES
------------------------       ---   -------------------------------------------       -------

DIRECTORS:

K. Eugene Shutler               58   Chief Executive Officer and Chairman of            1998
                                     the Board of the Company and FYI,
                                     Secretary of FYI

John A. Edling                  42   Chief Executive Officer, President,                1996
                                     Treasurer and Secretary of Dycam

Ann Ehringer                    58   Chairman, Chief Executive Officer and              1996
                                     owner, of S. P. Land, Inc. and S. P.
                                     Lodge, Inc.

Marshall Geller                 58   Chairman and Chief Executive Officer of            1997
                                     Geller & Friend Capital Partners, Inc.

Barry Porter                    39   Partner and Managing Director of Pacific           1998
                                     Capital Group

OTHER EXECUTIVE OFFICERS:

James E. O'Brien                49   Chief Operating Officer of FYI

Nancy H. Galgas                 37   Chief Financial Officer and Secretary of
                                     the Company; Chief Financial Officer of FYI

Peter Ritchie                   45   Vice President of FYI

George Ismael                   48   Vice President of Engineering of Dycam


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

   Dr. Ehringer has served on the Board of Directors since August 1994, and is
   ------------
currently a Class III Director. Dr. Ehringer has been Chairman, CEO and Owner of S.P. Land, Inc., a real estate holding since 1992 and S.P. Lodge, Inc. dba Saddle Peak Lodge, a fine-dining restaurant entity, since 1993. Since July 1996, she has served as Director of the Family & Closely-Held Business Program and Associate Professor of Entrepreneurship of the Marshall School of Business Program of the University of Southern California. From 1990 to 1996, she was a management consultant and chairman of the Executive Committee, an executive education organization of 4,000 chief executive officers. Dr. Ehringer also is a director of Ustel, Inc., Dycam, Guggenheim Dental Supply, Inc., Quality Transport, Inc. & Truck Rail Handling, Inc., American Etching & Manufacturing, Inc. and United Ad Label, Inc. She also participates as an advisor to non-profit organizations, including the California Heritage Museum Advisory Council and the Pepperdine University Crest Associates Advisory Board. Dr. Ehringer received a B.A. from the University of Hawaii (1960), an M.A. from Stanford University (1967), a diploma from the Owner/President Management Program of the Harvard Business School (1982), and a Ph.D. from the University of Southern California (1992).

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

   The Board of Directors held a total of fifteen meetings during the year ended December 31, 1996. The Company has an Audit Committee, a Compensation Committee, and a Policy Review Committee. Each of the directors attended at least 93% of the meetings of the Board of Directors and all of the meetings of the committees of the Board on which such director served.

   The Audit Committee's functions include recommending to the Board of Directors the engagement of the Company's independent certified public accountants, review with such accountants of the Company's business plan and results of their examination of the financial statements of the Company and determining the independence of such accountants. From late November 1995, the Audit Committee currently consisted of Marshall Geller, Barry Porter, and Jeffrey A. Safchik. Mr. Safchik resigned as a director in July 1996. The Audit Committee met on three occasions in 1996.

   The Compensation Committee reviews and makes recommendations with respect to compensation of officers and directors of the Company. Beginning in late November 1995, the Compensation Committee has consisted of Marshall Geller, Ann Ehringer and Barry Porter. The Compensation Committee met on four occasions in 1996.

   The Policy Review Committee reviews transactions between the Company and Dycam for potential conflicts of interest and advises the companies with respect to the possible resolutions of any conflict. The Policy Review Committee is comprised of one member from each of the Company and Dycam and a non-voting chairman. From late November 1995, the Policy Review Committee consisted of Jim Alexiou as Dycam's representative. The Policy Review Committee did not meet in 1996.

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and stockholders with more than 10% of a registered class are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that during the year ended December 31, 1996, all relevant Section 16(a) filing requirements were complied with, except as follows: Mr. James O'Brien filed a late Form 5 (Annual Statement); Ms. Nancy Galgas filed a late Form 5 (Annual Statement); Dr. Ann Ehringer filed a late Form 5 (Annual Statement); and Mr. K. Eugene Shutler filed a late Form 3 (Initial Statement of Beneficial Ownership of Securities). Mr. Dana Arnold did not file a Form 5 (Annual Statement).

ITEM 10.  EXECUTIVE COMPENSATION.

   The following table sets forth information concerning compensation for services in all capacities to the Company and its subsidiaries for the three years ended December 31, 1996, 1995 and 1994 of those persons who were (1) the Chief Executive Officer of the Company and (2) executive officers of the Company whose total salary and bonus exceeded $100,000 for services performed by such persons for the Company during 1996 (collectively the "Named Executives").


                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                                                               Compensation
                                                          Annual Compensation                 ---------------
                                                 --------------------------------------          Securities
           Name & Principal                                                                      Underlying           All Other
               Position                          Year             Salary         Bonus        Options/SARs(1)      Compensation(2)
-----------------------------------              ----            --------       -------       ---------------      ---------------
K. Eugene Shutler (3)                            1996            $ 95,833             -         $4,209,184             27,500(4)
 Chairman of the Board, Chief                    1995                   -             -                  -                  -
 Executive Officer of the Company;               1994                   -             -                  -                  -
 Chairman of the Board, Chief
 Executive Officer, and
 Secretary of FYI

Jeffrey A. Safchik (5)                           1996            $ 41,667             -                  -                  -
 Former Chairman of the Board,                   1995                   -             -                  -                  -
 Chief Executive Officer,                        1994                   -             -                  -                  -
 Treasurer and Secretary of
 the Company

Dana I. Arnold (6)(7)                            1996            $155,470             -                  -                  -
 Former Director, Asst. Secy.                    1995             219,000             -                  -                  -
 and Former Acting CEO of the                    1994             125,967             -                  -                  -
 Company; Former Chairman of
 the Board, Chief Executive
 Officer, Treasurer and
 Secretary of FYI

Guy de Vreese (8)(9)                             1996           $       -             -                  -                  -
 Former Chairman of the Board                    1995              93,896             -                  -                  -
 and CEO of the Company                          1994             275,000             -                  -            $ 6,686(10)

James E. O'Brien (11)                            1996            $108,622       $     -            814,000                  -
 Chief Operating Officer of the                  1995             122,000        25,000             50,000                  -
 Company; President and Chief                    1994              72,000             -                  -                  -
 Operating Officer of FYI

Nancy H. Galgas (12)(13)                         1996            $108,622(12)   $     -            814,000                  -
 Chief Financial Officer, Secretary,             1995             118,000        25,000             50,000                  -
 and Treasurer of the Company;                   1994              48,000             -                  -                  -
 Chief Financial Officer and                                            -             -                  -                  -
 Treasurer of FYI



                                                                                                Long-Term
                                                                                               Compensation
                                                          Annual Compensation                 ---------------
                                                 --------------------------------------          Securities
           Name & Principal                                                                      Underlying           All Other
               Position                          Year             Salary         Bonus        Options/SARs(1)      Compensation(2)
-----------------------------------              ----            --------       -------       ---------------      ---------------
John E. Edling(14)                               1996            $120,000       $ 3,600(16)              -                  -
Director of the Company;                         1995             120,000         3,600(16)              -                  -
 Chairman of the Board, CEO,                     1994             120,000         8,225(16)         45,000(15)              -
 President, Treasurer, and Secretary
 of Dycam

_______________________


   (1) All numbers reflect the number of shares of the Company's Common Stock subject to options granted during the fiscal year.

   (2) Does not include compensation paid to individuals in consideration for serving on the Company's Board of Directors. See "Compensation of Directors."

   (3) Mr. Shutler joined the Company in August, 1996 at an annual base salary of $230,000.

   (4)      Consists of a moving allowance.

   (5) Mr. Safchik joined the Company in November 1995. In January 1996, the Company's Board of Directors elected to provide Mr. Safchik with an annual base salary of $125,000, which was reduced to zero in April 1996. In July 1996, Mr. Safchik resigned from all positions with the Company.

   (6) Mr. Arnold served as Acting Chief Executive Officer of the Company from March 1995 through November 1995. Mr. Arnold's responsibilities with FYI commenced in April 1994. All salary shown as having been received by Mr. Arnold was paid by FYI, however, a portion of such compensation was allocated to the Company. In December, 1996, Mr. Arnold resigned from all positions with the Company and FYI.

   (7) Mr. Arnold's responsibilities with FYI commenced in April 1994 and continued until his resignation in December, 1996. His 1994 annual base salary was set at $180,000, and his 1995 annual base salary was $225,000. In May 1996, Mr. Arnold's annual base compensation was reduced to $100,000.

   (8) Mr. de Vreese served as Chief Executive Officer of the Company from its inception (July 1, 1992) until his resignation in February 1995.

   (9) Mr. de Vreese exercised options to purchase 37,500 shares in 1994.

   (10)  Consists of a car allowance.

   (11) Mr. O'Brien serves as Chief Operating Officer of the Company. Mr. O'Brien has served as President of FYI since December 1996. Mr. O'Brien continues to serve as the Chief Operating Office of FYI, where his current responsibilities commenced in April 1994. In March 1995, Mr. O'Brien received an annual base salary of $125,000 and a bonus of $25,000. In addition, during 1995, Mr. O'Brien received options to purchase 50,000 shares of the Company's Common Stock which vest over three years. In May 1996, Mr. O'Brien's annual base compensation was reduced to $100,000. In September, 1996, Mr. O'Brien received options to purchase 814,000 shares of the Company's Common Stock which vest over three years.

   (12) Ms. Galgas has served as Chief Financial Officer of the Company since March 1995. In addition, Ms. Galgas' current responsibilities as Chief Financial Officer of FYI commenced in April 1994.

   (13) All salary shown in this chart as having been received by Ms. Galgas in 1994 was paid by FYI and represents nine months part-time salary at an annual full-time base rate of $108,000. A portion of such compensation expense was allocated to the Company. In March 1995, Ms. Galgas received from the Company an annual base salary of $125,000 and a bonus of $25,000. In addition, during 1995, Ms. Galgas received options to purchase 50,000 shares of the Company's Common Stock which vest over three years. In May 1996, Ms. Galgas' annual base compensation was reduced to $100,000. In September, 1996, Ms. Galgas received options to purchase 814,000 shares of the Company's Common Stock which vest over three years.

   (14) All monies shown in this chart as having been received by Mr. Edling in 1994 through 1996 were paid by Dycam.

   (15) Does not include options to purchase 100,000 shares of Dycam Common Stock granted to Mr. Edling in 1994 or 100,000 shares of Dycam Common Stock granted to Mr. Edling in 1995. No shares of Dycam Common Stock were granted to Mr. Edling in 1996.

   (16) Consists of Dycam's contributions to Mr. Edling's 401(k) plan account totalling $1,500 in 1994 and $3,600 in 1995 and 1996.

OPTION GRANTS IN LAST FISCAL YEAR

   Set forth below is information regarding options or warrants granted to the Named Executives during the 1996 fiscal year.


                             Number of Shares         Percentage of Total
                            Underlying Options        Options or Warrants    Exercise or
                                or Warrants          Granted to Employees     Base Price    Expiration
      Name                      Granted (#)             in Fiscal 1996        ($/Share)        Date
-----------------           ------------------       --------------------    -----------    ----------
K. Eugene Shutler                4,209,184                      59%              $.075         11/05
Nancy H. Galgas                    814,000                      11%              $.075          9/06
James E. O'Brien                   814,000                      11%              $.075          9/06

--------------------


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

   Set forth below is information with respect to options or warrants exercised by the Named Executives during the 1996 fiscal year and the number and value of unexercised stock options or warrants held by the Named Executives at the end of the fiscal year.


                                                       Number of Shares Underlying         Value of Unexercised In-The-
                                                     Unexercised Options or Warrants             Money Options at
                                                                 Held at                        Fiscal Year End(1)
                           Shares         Value              Fiscal Year End               ----------------------------
                        Acquired on     Realized     -------------------------------
        Name            Exercise (#)       ($)        Exercisable     Unexercisable        Exercisable    Unexercisable
------------------      ------------    --------     -------------    --------------       -----------    -------------
E. Eugene Shutler             0             $0            814,337        3,394,847              -0-             -0-
Nancy H. Galgas               0              0            285,874          578,126              -0-             -0-
James O'Brien                 0              0            285,874          578,126              -0-             -0-
John A. Edling                0              0             45,000              -0-              -0-             -0-
Dana I. Arnold                0              0          3,874,725        3,874,724              -0-             -0-
Jeffrey A. Safchik            0              0                -0-              -0-              -0-             -0-
Guy de Vreese                 0              0                -0-              -0-              -0-             -0-
----------------


(1)  None of the unexercised options were in the money at fiscal year end.

COMPENSATION OF DIRECTORS

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

        Non-employee directors receive $2,500 per calendar quarter for serving on the Board of Directors and $500 for each meeting of the Board or any of its committees that they attend. The amounts payable to two non-employee directors since January 1996 remain unpaid as of January 31, 1997.

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

        In August 1996, the Company entered into an employment agreement with K. Eugene Shutler, whereby Mr. Shutler was employed by the Company as its Chief Executive Officer. The agreement has an initial two-year term and is automatically renewed thereafter for successive one-year periods, provided neither the Company nor Mr. Shutler notifies the other that the agreement shall not be so extended. Pursuant to the agreement, the Company will pay Mr. Shutler an annual base salary of $230,000, subject to increase from time to time in the sole discretion of the Board of Directors. In addition, Mr. Shutler will be eligible to receive a one-time bonus (the "Incentive Bonus") of $50,000 if the unaudited accounts of the Company reflect a cash-flow break even for any consecutive three-month period during the term of the agreement. Mr. Shutler shall also be eligible to receive discretionary bonuses in the sole discretion of the Board of Directors. In the event Mr. Shutler's employment is terminated without cause (as defined), Mr. Shutler will be entitled to a termination benefit equal to (i) 50% of his annual base salary then in effect, subject to reduction to the extent of earnings from other employment or self-employment, plus (ii) any Incentive Bonus accrued but unpaid. In the event, Mr. Shutler's employment is terminated within six months following a change of control (as defined), he will be entitled to receive (i) the lesser of 100% of his annual base salary then in effect or, if the unexpired portion of the term of the agreement is less than twelve months, such portion of the annual base salary as would be payable through the end of such term, plus (ii) any Incentive Bonus accrued but unpaid.

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


                                                                  SHARES OF
                                 SHARES OF                        PREFERRED
                               COMMON STOCK       PERCENT OF        STOCK        PERCENT OF
                               BENEFICIALLY      OUTSTANDING     BENEFICIALLY   OUTSTANDING
           NAME                    OWNED          SHARES(1)         OWNED          SHARES
---------------------------   ---------------   --------------   ------------   ------------
K. Eugene Shutler                1,603,306(2)          15.3%                -             -
John A. Edling                      45,000(3)           0.5%                -             -
Ann Ehringer                        80,000(4)           0.9%                -             -
Marshall Geller                          -                -                 -             -
Barry Porter                             -                -                 -             -
James E. O'Brien                   357,706(5)           3.9%                -             -
Nancy H. Galgas                    357,706(5)           3.9%                -             -
Jeffrey A. Safchik              56,803,387(6)          86.5%     500/Series A           100%
                                                                 500/Series B           100%
Dana I. Arnold                   7,597,508(7)          46.2%
International Digital
  Investors, L.P.               56,803,387(6)          86.5%     500/Series A           100%
                                                                 500/Series B           100%
All Directors and
 Executive Officers as a
 Group (7) persons               2,443,718(8)          21.6%                -             -


----------------------

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.


RELATED PARTY TRANSACTIONS

          IDI Financing Transactions. The Company and FYI have entered into a series of transactions with IDI and certain related entities for the purpose of raising capital to fund the Company's operations and those of FYI. Jeffrey A. Safchik is President of IDI's corporate general partner and was appointed as Chief Executive Officer of the Company after the series of transactions in 1995 described below which gave IDI a majority of seats on the Company's Board of Directors. Mr. Safchik resigned all positions with the Company in July 1996. IDI beneficially owns approximately 50.1% of the Company's outstanding Common Stock, including 132,000 shares of Common Stock held by Greenstreet Partners, an affiliate of IDI. Additionally, upon exercise of warrants and conversion of the Preferred Stock, IDI will own approximately 71% of the Company's outstanding Common Stock on a fully diluted basis.

        In September 1995, the Company and FYI received short-term bridge financing of $300,000 from Multinational Trading Corp., a Florida corporation ("MTC"), MTC and IDI are companies with overlapping but not identical management. In October 1995, MTC made additional advances of $75,000 to the Company. The Company repaid the $375,000, plus interest accrued thereon and transaction fees, with a portion of the $3,000,000 it received from IDI in the transaction described immediately below. In November 1995, pursuant to a Note and Preferred Stock Purchase Agreement, dated as of November 20, 1995 (the "1995 Agreement"), the Company and FYI issued to IDI $2,950,000 principal amount of 10% Senior Notes due June 30, 1998 (the "1995 Notes"). Additionally, the Company issued to IDI 500 shares of Series A Preferred for $50,000 and Common Stock Purchase Warrants (the "1995 Warrants") entitling IDI to purchase shares of the Company's Common Stock equivalent to 40% of the fully diluted shares of Common Stock outstanding on November 20, 1995. The exercise price of the 1995 Warrants was $1.12 per warrant share, which represented the estimated consolidated per share book value per issued and outstanding share of the Company on the date of the 1995 Agreement. The exercise price of the 1995 Warrants was $1.12 per warrant share, which represented the estimated consolidated per share book value per issued and outstanding share of the Company on the date of the 1995 Agreement. The exercise price of the 1995 Warrants was subsequently reduced to $.075 per warrant share as described below. The 1995 Warrants may be exercised at any time prior to November 20, 2005.

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

        The Notes bear interest at the rate of 10% per annum, payable monthly. The 1995 Notes provide for principal payments of $500,000 on March 31, June 30, September 30 and December 31, 1997 and March 31, 1998. On January 15, 1997, the due date for the March 31,

1997 principal payment was extended to no later than May 1, 1997. The 1996 Notes are payable in five equal quarterly installments commencing June 30, 1997. The remaining principal is due and payable on June 30, 1998. The 1996 Agreement amended the 1995 Agreement to allow the Company to defer interest payments due between May 31, 1996 and December 31, 1996, provided that all deferred accrued and unpaid interest shall be paid in full on or before December 31, 1996. On January 15, 1997, the interest deferral was extended from December 31, 1996 to not later than May 1, 1997.

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

        Other. For other Related Party Transactions see "Item 10 - Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) See the Exhibit Index hereto which begins on p. 89.

        (b) Reports on Form 8-K.

        Since the end of the Company's fiscal year ended December 31, 1995, the Company has filed the following reports on Form 8-K:

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

                STYLES ON VIDEO, INC.
                (Registrant)

                By:  /s/
                   ----------------------------
                K. Eugene Shutler
                Chief Executive Officer

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

        In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


       Signature                      Title                     Date
-----------------------     ----------------------------   ---------------

/s/                         Chairman of the Board and      March 27, 1997
---------------------       Chief Executive Officer
K. Eugene Shutler           (Principal Executive Officer)

/s/                         Chief Financial Officer        March 27, 1997
---------------------       (Principal Accounting Officer
Nancy H. Galgas             and Secretary)

/s/                         Director                       March 27, 1997
---------------------
Marshall Geller

/s/                         Director                       March 27, 1997
---------------------
John A. Edling

/s/                         Director                       March 27, 1997
---------------------
Barry Porter

/s/                         Director                       March 27, 1997
---------------------
Ann Ehringer



                                 EXHIBIT INDEX


Exhibit No.           Document
-----------           --------


3.1                   Certificate of Incorporation of Styles on Video, Inc.
                      (Incorporated by reference to Exhibit 3.1 to Styles on
                      Video, Inc.'s Registration Statement on Form SB-2 (File
                      No. 3357706LA)............................................

3.2 By-Laws of Styles on Video, Inc. (Incorporated by reference to Exhibit 3.2 to Styles on Video, Inc.'s
                      Registration Statement on Form SB-2 (Form No. 3357706LA)..

3.3                   Amended Certificate of Designation of Series B Preferred
                      Stock of Styles on Video, Inc., dated as of May 28, 1996
                      (Incorporated by reference to Exhibit J to International
                      Digital Investors, L.P.'s Form 13-D, dated June 5, 1996).

3.4                   Certificate of Designation of Series A Preferred Stock of
                      Styles on Video, Inc., dated November 9, 1995
                      (Incorporated by reference to Exhibit 3.4 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1994).................................................

4.1 Form of Warrant Certificate for Series B Warrants, representing Warrants to purchase shares of Common Stock of Styles on Video, Inc., issued in the name of International Digital Investors, L.P. (Incorporated by reference to Exhibit L to International Digital Investors,
                      L.P.'s Form 13-D, dated June 5, 1996), see Schedule 4.1...

4.2                   Amended and Restated Warrant Certificate for Series A
                      Warrants, representing Warrants to purchase 3,914,882
                      shares of Common Stock of Styles on Video, Inc, issued in
                      the name of International Digital Investors, L.P., dated
                      as of May 15, 1996 (Incorporated by reference to Exhibit K to International Digital Investors, L.P.'s Form 13-D,
                      dated June 5, 1996).......................................

4.3                   Warrant Certificate, representing 7,747,449 Warrants to
                      purchase the Common Stock of Styles on Video, Inc., issued in the name of Dana I. Arnold, dated as of May 15, 1996
                      (Incorporated by reference to Exhibit C to Exhibit H to
                      International Digital Investors, L.P.'s Form 13-D, dated
                      June 5, 1996).............................................

4.4                   Form of Warrant Certificate, representing Warrants to
                      purchase the Common Stock of Styles on Video, Inc.
                      (Incorporated by reference to Exhibit 4.4 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995), see Schedule 4.4...............................



                                 EXHIBIT INDEX


Exhibit No.           Document
-----------           --------


10.1                  Note and Preferred Stock Purchase Agreement, dated as of
                      May 14, 1996, by and among Styles on Video, Inc., Forever
                      Yours, Inc. and International Digital Investors, L.P.
                      (Incorporated by reference to Exhibit H to International
                      Digital Investors, L.P.'s Form 13-D, dated June 5, 1996)..

10.2                  10% Bridge Note, dated as of September 19, 1996, by
                      Styles on Video, Inc. and Forever Yours, Inc., in favor of
                      International Digital Investors, L.P. (Incorporated by
                      reference to Exhibit 10.2 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995)..........

10.3                  Amended and Restated Registration Rights Agreement, dated
                      as of May 15, 1996, by and between Styles on Video, Inc.
                      and International Digital Investors, L.P. (Incorporated by
                      reference to Exhibit M to International Digital Investors,
                      L.P.'s Form 13-D, dated June 5, 1996).....................

10.4                  Security Agreement, dated as of May 15, 1996, by and
                      between Styles on Video, Inc. and International Digital
                      Investors, L.P. (Incorporated by reference to Exhibit I to
                      Exhibit H to International Digital Investors, L.P.'s Form
                      13-D, dated June 5, 1996).................................

10.5                  Security Agreement, dated as of May 15, 1996, by and
                      between Forever Yours, Inc. and International Digital
                      Investors, L.P. (Incorporated by reference to Exhibit H to
                      Exhibit H to International Digital Investors, L.P.'s Form
                      13-D, dated June 5, 1996).................................

10.6                  Pledge Agreement by and between Styles on Video, Inc.,
                      and International Digital Investors, L.P., dated as of May
                      15, 1996 (Incorporated by reference to Exhibit C to
                      Exhibit H to International Digital Investors, L.P.'s Form
                      13-D, dated June 5, 1996).................................

10.7                  Guaranty by Styles on Video, Inc. in favor of
                      International Digital Investors, L.P., dated as of May 15,
                      1996 (Incorporated by reference to Exhibit K to Exhibit H
                      to International Digital Investors, L.P.'s Form 13-D,
                      dated June 5, 1996).......................................

10.8                  Employment Agreement, dated as of August 1, 1996, by and
                      between Styles on Video, Inc. and K. Eugene Shutler
                      (Incorporated by reference to Exhibit 10.8 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------

10.9                  Styles on Video, Inc. 1996 Stock Incentive Plan
                      (Incorporated by reference to Exhibit B to Styles on
                      Video, Inc.'s Preliminary Proxy Statement, as filed with
                      the SEC on February 21, 1997).............................

10.10                 Amended and Restated Employment Agreement, dated as of May
                      15, 1996, by and between Dana I. Arnold and Forever Yours,
                      Inc (Incorporated by reference to Exhibit O to Exhibit H
                      to International Digital Investors, L.P.'s Form 13-D,
                      dated June 5, 1996).......................................

10.11                 Guaranty by Forever Yours, Inc. in favor of International
                      Digital Investors, L.P. dated as of May 15, 1996
                      (Incorporated by reference to Exhibit J to Exhibit H to
                      International Digital Investors, L.P.'s Form 13-D, dated
                      June 5, 1996).............................................

10.12                 Second Amendment to Note and Preferred Stock Purchase
                      Agreement and Waiver, dated as of May 15, 1996, by and
                      among Styles on Video, Inc., Forever Yours, Inc. and
                      International Digital Investors, L.P. (Incorporated by
                      reference to Exhibit G to International Digital Investors,
                      L.P.'s Form 13-D, dated June 5, 1996).....................

10.13                 First Amendment to Additional Note and Preferred Stock
                      Purchase Agreement and Waiver, dated as of May 15, 1996,
                      by and among Styles on Video, Inc., Forever Yours, Inc.
                      and International Digital Investors, L.P. (Incorporated by
                      reference to Exhibit I to International Digital Investors,
                      L.P.'s Form 13-D, dated June 5, 1996).....................

10.14                 Registration Rights Agreement, dated as of May 14, 1996,
                      by and between Styles on Video, Inc. and Dana I. Arnold
                      (Incorporated by reference to Exhibit 10.14 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.15                 Dycam Override Deferral Agreement, dated as of May 15,
                      1996, by and among Styles on Video, Inc., Forever Yours,
                      Inc., International Digital Investors, L.P. and Dycam Inc.
                      (Incorporated by reference to Exhibit N to Exhibit H to
                      International Digital Investors, L.P.'s Form 13-D, dated
                      June 5, 1996).............................................


10.16 Consulting Agreement, dated as of May 15, 1996, by and among Styles on Video, Inc., Forever Yours, Inc. and K.
                      Eugene Shutler (Incorporated by reference to Exhibit O to



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------

                      International Digital Investors, L.P.'s Form 13-D, dated
                      June 5, 1996).............................................

10.17                 Consulting Agreement, dated as of May 15, 1996, by and
                      among Styles on Video, Inc., Forever Yours, Inc. and
                      Brymarc Management (Incorporated by reference to Exhibit N to International Digital Investors, L.P.'s Form 13-D,
                      dated June 5, 1996).......................................

10.18                 10% Senior Note, dated as of May 14, 1996, by Styles on
                      Video, Inc. and Forever Yours, Inc. in favor of
                      International Digital Investors, L.P. (Incorporated by reference to Exhibit B to Exhibit H to International
                      Digital Investors, L.P.'s Form 13-D, dated June 5, 1996)..

10.19                 Form of Registration Rights Agreement (Incorporated by
                      reference to Exhibit 10.19 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995) see
                      Schedule 4.4..............................................

10.20                 Full Release and Settlement Agreement, dated as of May 29,
                      1996, by and among Styles Video, Inc., Dycam Inc. Styles
                      Servicing, Inc., Forever Yours, Inc. International Digital
                      Investors, L.P., Kellogg & Andelson, Thomas D. Leaper,
                      James F. Walters, William T. Wall, Fred S. Flax and CPA
                      Mutual Insurance Company of America Risk Retention Group
                      (Incorporated by reference to Exhibit 10.20 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.21                 Stipulation of Settlement of Class Action and Derivative
                      Claims, dated as of April 14, 1995, by and between Styles
                      On Video, Inc. and the Class Members and Derivative Claims
                      (Incorporated by reference to Exhibit 10.21 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.22                 Amendment and Waiver Agreement to 10% Bridge Note,
                      dated as of October 15, 1996, by and among Styles on
                      Video, Inc., Forever Yours, Inc. and International Digital
                      Investors L.P. (Incorporated by reference to Exhibit 10.22 to Styles on Video, Inc.'s Form 10-KSB, for the period
                      ending December 31, 1995).................................

10.23                 Second Amendment to Bridge Note, by and among Styles on
                      Video, Inc, Forever Yours, Inc, and International Digital.



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------

                      Investors, L.P., dated October 25, 1996 (Incorporated by
                      reference to Exhibit 10.23 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995)..........

10.24                 Third Amendment to Bridge Note, by and among Styles on
                      Video, Inc, Forever Yours, Inc, and International Digital
                      Investors, L.P., dated November 18, 1996 (Incorporated by
                      reference to Exhibit 10.24 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995)..........

10.25                 Fourth Amendment to Bridge Note, by and among Styles on
                      Video, Inc, Forever Yours, Inc, and International Digital
                      Investors, L.P., dated December 11, 1996 (Incorporated by
                      reference to Exhibit 10.25 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995)..........

10.26                 Fifth Amendment to Bridge Note, by and among Styles on
                      Video, Inc, Forever Yours, Inc, and International Digital
                      Investors, L.P., dated December 27, 1996 (Incorporated by
                      reference to Exhibit 10.26 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995)..........

10.27                 Sixth Amendment to Bridge Note, by and among Styles on
                      Video, Inc, Forever Yours, Inc, and International Digital
                      Investors, L.P., dated January 13, 1997 (Incorporated by
                      reference to Exhibit 10.27 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995)..........

10.28                 10% Promissory Note, dated as of January 21, 1997, by and
                      between Forever Yours, Inc. and Hasco International, Inc.
                      (Incorporated by reference to Exhibit 10.28 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.29                 Amendment and Waiver Agreement, dated as of February 13,
                      1997, by and among Styles on Video, Inc., Forever Yours,
                      Inc., and K. Eugene Shutler (Incorporated by reference to
                      Exhibit 10.29 to Styles on Video, Inc.'s Form 10-KSB, for
                      the period ending December 31, 1995)......................

10.30                 Amendment and Waiver Agreement dated February 13, 1997,
                      by and among Styles on Video, Inc., Forever Yours, Inc.
                      and Ann Graham Ehringer (Incorporated by reference to
                      Exhibit 10.30 to Styles on Video, Inc.'s Form 10-KSB, for
                      the period ending December 31, 1995)......................



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------
10.31                 Letter Agreement dated as of January 15, 1997 by and among
                      Styles on Video, Inc., Forever Yours, Inc. and
                      International Digital Investors, L.P increasing the
                      principal amount borrowed pursuant to the Note and
                      Preferred Stock Purchase Agreement, dated as of May 14,
                      1996 (Incorporated by reference to Exhibit 10.31 to Styles on Video, Inc.'s Form 10-KSB, for the period ending
                      December 31, 1995)........................................

10.32                 Securities Exchange Agreement by and between Styles on
                      Video, Inc. and International Digital Investors, L.P.,
                      dated as of January 15, 1997 (Incorporated by reference to
                      Exhibit 10.32 to Styles on Video, Inc.'s Form 10-KSB, for
                      the period ending December 31, 1995)......................

10.33                 Seventh Amendment to Bridge Note, by and among Styles on
                      Video, Inc., Forever Yours, Inc., and International
                      Digital Investors, L.P., dated as of January 15, 1997
                      (Incorporated by reference to Exhibit 10.33 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.34                 General Amendment and Waiver Agreement, dated as of
                      January 15, 1997, by and among Styles on Video, Inc.,
                      Forever Yours, Inc. and International Digital Investors,
                      L.P. (Incorporated by reference to Exhibit 10.34 to Styles on Video, Inc.'s Form 10-KSB, for the period ending
                      December 31, 1995)........................................

10.35                 Letter Agreement, dated as of January 15, 1997, by and
                      between Styles on Video, Inc. and International Digital
                      Investors, L.P. regarding Warrants exercised in excess of
                      authorized and unissued shares of Common Stock
                      (Incorporated by reference to Exhibit 10.35 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.36                 Warrant Certificate for Series D Warrants representing
                      Warrants to purchase 61,803,850 shares of Common Stock of
                      Styles on Video, Inc., issued in the name of International
                      Digital Investors, L.P., dated as of January 15, 1997
                      (Incorporated by reference to Exhibit 10.36 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.37                 Termination and Settlement Agreement by and among Forever
                      Yours, Inc., Styles on Video, Inc. and Dana I. Arnold, dated as of December 19, 1996 (Incorporated by reference to Exhibit



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------

                      10.37 to Styles on Video, Inc.'s Form 10-KSB, for the
                      period ending December 31, 1995)..........................

10.38                 Asset Purchase Agreement by and among Forever Yours, Inc.,
                      Styles on Video, Inc. and Hasco International Inc., dated
                      as of January 31, 1997 (Incorporated by reference to
                      Exhibit 10.38 to Styles on Video, Inc.'s Form 10-KSB, for
                      the period ending December 31, 1995)......................

10.39                 Mutual Release by and between Forever Yours, Inc. and
                      Hasco International, Inc., dated as of February 4, 1997
                      (Incorporated by reference to Exhibit 10.39 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.40                 Mutual Release by and between Styles on Video, Inc. and
                      Hasco International, Inc., dated as of February 4, 1997
                      (Incorporated by reference to Exhibit 10.40 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.41                 Mutual Release by and between Dycam, Inc. and Hasco
                      International, Inc. dated as of February 4, 1997
                      (Incorporated by reference to Exhibit 10.41 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.42                 Loan Agreement by and among Forever Yours, Inc., Styles
                      on Video, Inc. and Hasco International, Inc., dated as of
                      January 31, 1997 (Incorporated by reference to Exhibit
                      10.42 to Styles on Video, Inc.'s Form 10-KSB, for the
                      period ending December 31, 1995)..........................

10.43                 Revolving Note by and between Forever Yours, Inc. and
                      Hasco International, Inc. dated as of January 31, 1997
                      (Incorporated by reference to Exhibit 10.43 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.44                 Security Agreement by Forever Yours, Inc. in favor of
                      Hasco International, Inc. dated as of January 31, 1997
                      (Incorporated by reference to Exhibit 10.44 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.45                 Note and Preferred Stock Purchase Agreement, dated as of
                      November 20, 1995, between Styles on Video, Inc., Forever
                      Yours, Inc. and International Digital Investors, L.P.
                      (Incorporated by reference to Exhibit 10.1 to Styles on Video,



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------

                      Inc.'s Form 10-KSB,, for the period ending December 31,
                      1994).....................................................

10.46                 10% Senior Note, dated November 20, 1995, by Styles on
                      Video, Inc. and Forever Yours, Inc. in favor of
                      International Digital Investors, L.P. (Incorporated by
                      reference to Exhibit 10.2 to Styles on Video, Inc.'s Form
                      10-KSB,, for the period ending December 31, 1994).........

10.47                 Registration Rights Agreement, dated November 20, 1995,
                      between Styles on Video, Inc. and International Digital
                      Investors, L.P. (Incorporated by reference to Exhibit 10.3 to Styles on Video, Inc.'s Form 10-KSB, for the period
                      ending December 31, 1994).................................

10.48                 Security Agreement, dated as of November 20, 1995, between
                      Styles on Video, Inc. and International Digital Investors,
                      L.P. (Incorporated by reference to Exhibit 10.4 to Styles
                      on Video, Inc.'s Form 10-KSB, for the period ending
                      December 31, 1994)........................................

10.49                 Pledge Agreement between Styles on Video, Inc. and
                      International Digital Investors, L.P., dated as of
                      November 20, 1995 (Incorporated by reference to Exhibit
                      10.8 to Styles on Video, Inc.'s Form 10-KSB, for the
                      period ending December 31, 1994)..........................

10.50                 Guaranty by Styles on Video, Inc. in favor of
                      International Digital Investors, L.P., dated as of
                      November 20, 1995 (Incorporated by reference to Exhibit
                      10.9 to Styles on Video, Inc.'s Form 10-KSB, for the
                      period ending December 31, 1994)..........................

10.51                 Amended and Restated Promissory Note, dated January 25,
                      1995, by Styles on Video, Inc. in favor of Dycam Inc.
                      (Incorporated by reference to Exhibit 10.10 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1994).................................................

10.52                 Letter Agreement, dated April 12, 1995 by and among Dycam
                      Inc., Forever Yours, Inc. and Styles on Video, Inc.
                      (Incorporated by reference to Exhibit 10.50 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1994).................................................



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------

10.53                 Letter Agreement, dated May 10, 1995, by and among Dycam
                      Inc., Forever Yours, Inc. and Styles on Video, Inc.
                      (Incorporated by reference to Exhibit 10.51 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1994).................................................

10.54                 Letter Agreement between Styles on Video, Inc. and Dycam
                      re: Extension of Dycam Note, dated November 9, 1995
                      (Incorporated by reference to Exhibit 10.57 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1994).................................................

10.55                 Assignment of Patent Application from Dana Arnold to
                      Forever Yours, Inc., dated November 18, 1995 (Incorporated by reference to Exhibit 10.66 to Styles on Video, Inc.'s
                      Form 10-KSB, for the period ending December 31, 1994).....

10.56                 Guaranty by Forever Yours, Inc. in favor of International
                      Digital Investors, L.P., dated as of November 20, 1995
                      (Incorporated by reference to Exhibit 10.67 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1994).................................................

10.57                 First Amendment to Note and Preferred Stock Purchase
                      Agreement and Waiver, dated March 12, 1996, between Styles on Video, Inc., Forever Yours, Inc. and International
                      Digital Investors, L.P. (Incorporated by reference to
                      Exhibit 10.70 to Styles on Video, Inc.'s Form 10-KSB, for
                      the period ending December 31, 1994)......................

10.58                 Form of Master Lease Agreement (Incorporated by reference
                      to Exhibit 10.62 to Styles on Video, Inc.'s Form 10-KSB,
                      for the period ending December 31, 1994) see Schedule
                      10.58.....................................................

10.59                 Letter Agreement dated as of May 24, 1995, by and between
                      Styles on Video, Inc. and Interactive Video Systems, Inc.
                      (Incorporated by reference to Exhibit 10.59 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

10.60                 Employment Agreement dated as of December 20, 1996, by and between Dycam Inc. and Ronald N. Iverson (Incorporated by
                      reference to Exhibit 10.60 to Styles on Video, Inc.'s Form
                      10-KSB, for the period ending December 31, 1995)..........



                                 EXHIBIT INDEX


Exhibit No.           Document                                        Sequential
-----------           --------                                         Page No.
                                                                      ----------

16.1                  Letter from Coopers & Lybrand L.L.P., dated March 29,
                      1996, resigning as accountants for Styles on Video, Inc.
                      (Incorporated by reference to Exhibit 16.1 to Styles on
                      Video, Inc.'s Form 10-KSB, for the period ending December
                      31, 1995).................................................

21.1                  List of Subsidiaries of Styles on Video, Inc..............

23.1                  Consent of Corbin & Wertz.................................

27.1                  Financial Data Schedule...................................


                                  SCHEDULE 4.1


FORM:

 Warrant Certificate for Series B Warrants, representing Warrants to purchase 53,286,228 shares of Common Stock of Styles on Video, Inc., issued in the name of International Digital Investors, L.P., dated as of May 15, 1996 (Incorporated by reference to Exhibit L to International Digital Investors, L.P.'s Form 13-D, dated June 5, 1996).


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

     Differences from Form Warrant Certificate are:

     (1)  DATE:  January 15, 1997

     (2) NUMBER OF SHARES UNDERLYING THE WARRANTS: 51,419,199

     (3) Language stating that the 51,419,199 Warrants to replace the 53,286,228 Warrants issued on May 15, 1996.

                                  SCHEDULE 4.4

FORM:

 Warrant Certificate, representing C-2 Warrants to purchase 250,000 shares of Common Stock of Styles on Video, Inc., issued in the name of K. Eugene Shutler, dated as of May 15, 1996 (Incorporated by reference to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31, 1995).

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

          (continued)

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

                                 SCHEDULE 10.19


FORM:

 Registration Rights Agreement, dated as of May 15, 1996, by and between Styles on Video, Inc. and K. Eugene Shutler (Incorporated by reference to Exhibit 10.9 to Styles on Video, Inc.'s Form 10-KSB, for the period ending December 31,
 1995).

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