Form 10KSB/A
period 1996-12-31
STYLES ON VIDEO INC
filed 1997-05-09
CIK 897074

-------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-KSB/A

                             AMENDMENT No. 1

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

      At May 8, 1997, the day immediately preceding the filing of the Registrant's Report on Form 10-KSB/A for the year ended December 31, 1996, there were outstanding 8,852,759 shares of the Common Stock of Registrant of which 4,359,332 shares were held by non-affiliates. Trading of the Registrant's Common Stock on the American Stock Exchange ("AMEX") was halted on December 27, 1994 and has not resumed. On July 18, 1996, the AMEX determined to remove the Registrant's Common Stock from listing and registration thereon effective August 2, 1996. There is currently no active public trading market for any outstanding security of the Registrant. Consequently, it is not possible to determine the value of shares held by non-affiliates of the Registrant. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

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

   Trading of the Company's common stock on the American Stock Exchange, Inc. (the "AMEX"), which had commenced on April 8, 1993, was halted on December 27,
1994, and has not resumed.   On July 18, 1996, the AMEX determined to remove the
Company's common stock from listing and registration thereon effective August 2, 1996. There is currently no active public trading market for any outstanding security of the Company. Dycam's common stock remains separately traded on the AMEX. The AMEX has recently informed Dycam that it has fallen below certain continued listing guidelines and, therefore, may be delisted.

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

   During the latter part of 1994 and throughout 1995 and 1996, the Company's primary source of operating funds, in addition to cash on hand, was loans received from various affiliated and non-affiliated parties. In December 1994, Dycam made a secured loan of $500,000 to the Company, followed by an additional $500,000 advance in January 1995. The loans totaling $1,000,000 are secured by 1,916,667 shares of Dycam's stock owned by SOV. See "Certain Relationships and Related Party Transactions." In September 1995, the Company and FYI received bridge financing of $300,000 from Multinational Trading Corp., a Florida corporation ("MTC"). The sole stockholder of MTC is Steven J. Green. At present, Mr. Green's principal occupation is as an independent investor. Jeffrey A. Safchik is a Vice President of MTC. Mr. Safchik was the Chief Executive Officer and Chairman of the Board of Styles on Video, Inc. from November 1995 until his resignation in May 1996. The present principal occupation of Mr. Safchik is serving as Managing Director of Greenstreet Partners, a Florida limited partnership. Recently, MTC discontinued its existence as an operating corporation. MTC made additional advances of $75,000 in October 1995. In November 1995, the Company, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). MTC and IDI are companies with overlapping mangement. The general partner of IDI is IDI Corp., a Delaware corporation ("IDI Corp."), and its principal business is serving in such capacity. The sole stockholder and chairman of IDI Corp. is Steven J. Green. Jeffrey A. Safchik is President and the only other director of IDI Corp. Pursuant to the 1995 Agreement, in consideration for its $3,000,000 investment in the Company, IDI received warrants for the Company's common stock which would amount to forty percent of the Company's outstanding common stock if exercised, a secured note for $2,950,000, and $50,000 in convertible preferred stock. In May 1996, the Company, FYI and IDI entered into an additional Note and Preferred Stock Purchase Agreement (the "1996 Agreement"). Pursuant to the terms of the 1996 Agreement, in consideration for its additional investment in the Company, IDI received additional warrants for the Company's Common Stock, a secured note for up to $1,200,000, and $50,000 in convertible preferred stock. Together with the warrants received pursuant to the 1995 Agreement, IDI had warrants amounting to seventy-five percent of the Company's outstanding common stock on a fully diluted basis, if exercised. From September 1996 through January 1997, the Company and FYI received bridge financing of $927,000 pursuant to a $977,000 Bridge Note.

   On January 15, 1997, the Company, FYI and IDI entered into several agreements (the "January 1997 Agreements") which provided for the issuance of 4,347,427 shares of its Common Stock to IDI in exchange for all of the 1995 Warrants and for 1996 Warrants with respect to 1,867,029 shares of Common Stock. IDI remains the holder of 1996 Warrants for 51,419,199 shares of Common Stock. The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by June 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005. IDI, as beneficial owner of 4,479,427 shares (approximately 50.6% of the outstanding shares) of the Company's Common Stock (including 132,000 shares held by Greenstreet Partners, an affiliate of IDI), has advised the Company that it (and Greenstreet Partners) intends to vote all of such shares in favor of the proposed reverse stock split. Accordingly, the Company expects that the reverse stock split will receive the requisite stockholder approval. However, if the reverse stock split is not approved, the Company will not be able to honor its commitments, and will be in default.

If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 3,934,246 (post-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 5,141,920 (post-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 4,368,989 (post-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the planned date of the second exchange, which is expected to occur not later than June 15, 1997. The Company intends to engage in the second exchange of securities with IDI as soon as practicable after stockholder approval of the reverse stock split. IDI has recently granted the Company an extension of time, from April 15, 1997 to June 15, 1997, by which it must complete the second exchange. If the Company requires additional time beyond the June 15, 1997 extension to obtain stockholder approval, it intends to ask for an additional extension of time, which it believes will be granted.

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

   Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco International, Inc. ("Hasco"). Hasco operates First Foto, a competitor of FYI in the hospital newborn photography business. The sale price of $4,533,060 is payable to FYI $3,468,060 in cash at the closing and $1,065,000 in twelve equal quarterly installments of $88,750 commencing three months after the closing. The sale price is subject to adjustment for certain hospital contract terminations, operating results prior to closing, and accounts payable and accrued expenses assumed by the buyer at the closing. The amount of estimated proceeds, $4,043,060, is based on the sale price less adjustments for estimated liabilities of approximately $415,000 assumed by the buyer at the closing (including $200,000 of the $740,000 that is expected to be borrowed pursuant to the Hasco loan agreement), and other adjustments of approximately $75,000. The Company cannot estimate the amount of adjustments to proceeds related to future contract terminations which may occur during the twelve months following the closing of the sale. The Company does not expect any other significant adjustments at this time. From January through March 1997, FYI borrowed a total of $540,000 from Hasco pursuant to a loan agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing. In April 1997, Hasco increased the maximum borrowing amount under the loan agreement to $740,000, and extended the due date of the loan to not later than June 1, 1997. In April 1997, FYI borrowed an additional $100,000 from Hasco pursuant to the loan agreement. All amounts due under the loan agreement will be cancelled at the closing of the sale through the assumption of these liabilities by Hasco, except to the extent the principal amount borrowed exceeds $540,000. The Company anticipates that the total principal amount borrowed will be $740,000 at the closing, and that the consideration amount will, accordingly, be reduced by the excess borrowings of $200,000. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. The FYI Sale is expected to close on or about June 1, 1997, subject to the approval of the Company's stockholders and other customary terms and conditions.

   As discussed in the Report of Independent Accountants, which is included in
Item 7 -- Financial Statements of this Report, the Company has suffered recurring losses from operations, has an accumulated deficit, and faces certain contingencies that raise doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern will depend upon the success achieved by Dycam and a number of other factors, many of which are beyond the Company's control. Dycam has suffered substantial recurring losses from operations and has an accumulated deficit. These matters raise substantial doubt about its ablity to continue as a going concern. Dycam's continuation is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. There can be no assurance that Dycam will be successful in these regards. For a discussion of liquidity and management's plans, see Note 2 in Notes to Consolidated Financial Statements included elsewhere in this report. For information regarding potential factors that may affect the future business, operating results and financial condition of the Company, see "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results and Financial Condition."

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

   International Markets. During 1996, Dycam's international sales accounted for approximately $415,000 (approximately 20% of Dycam's total revenues). International sales have resulted from OEM agreements between Dycam and computer industry resellers located in Australia, Germany, Japan, Sweden, Denmark, and the United Kingdom. Pursuant to these agreements, the resellers purchase Dycam's products at a substantial discount and have no minimum sales requirements. All international sales are made in U.S. dollars.

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

   Dycam.    Dycam relies on a combination of patent, copyright and trademark
   -----
protection and non-disclosure agreements to protect its proprietary rights. Dycam is the assignee of United States Patent 5,249,093, which covers certain technologies related to filmless digital cameras with selective image compression. The patent expires in September 2010. In addition, Dycam has filed applications for several patents on the design of its camera, including applications covering camera flash and sequential color technologies; however, no assurance can be given that any such patents will be issued. Dycam also has domestic and international protection under copyright law for certain of the specialized components and software included in its cameras. Dycam regards its non-patented and non-copyrighted technology and know-how related to its products as proprietary trade secrets and attempts to protect them with confidentiality agreements with its employees, confidentiality provisions in its employee handbook, and its various agreements with licensees and customers. Despite these precautions, however, it may be possible for third parties to copy aspects of Dycam's products or to obtain and use without authorization information which Dycam regards as proprietary. Some of the countries in which Dycam sells its products provide less protection to intellectual property than under comparable United States law, which might impede Dycam's ability to protect its intellectual property effectively, and which, therefore, might materially adversely effect its business. The Company believes that the technical and creative skills and expertise of Dycam's technical staff and marketing and management personnel are more critical to Dycam's success than patent, copyright or trademark protection.

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

   (f) Agricultural Excess and Surplus Insurance Company (AESIC) v. Styles on
       ----------------------------------------------------------------------
Video, Inc., Los Angeles County Superior Court, Case No. BC 150019
-----------

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

     The Company issued the following securities during 1996 without registering the securities under the Securities Act:

1.   Series B Warrants. On May 15, 1996, the Company issued 53,286,228 Series B
     ------------------
     Warrants entitling IDI to purchase the Company's Common Stock at an exercise price of $.075 per warrant. The warrants were issued to IDI in connection with financing arrangements between the Company and IDI. The warrants may be exercised at any time after stockholder approval of the reverse stock split up to their expiration in November 2005. The warrants were issued under the exemption provided in Section 4(2) of the Securities Act, which provides for transactions by an issuer not involving a public offering.

2.   Series C Warrants. On May 15, 1996, the Company issued 7,747,449 Series C
     -----------------
     Warrants entitling Dana Arnold to purchase the COmpany's Common Stock at an exercise price of $.075 per warrant. The warrants were issued to Mr. Arnold in connection with the cancellation of Mr. Arnold's 20% interest in FYI. The warrants vest 25% in May 1996, 25% in November 1996, 25% in May 1997 and 25% in May 1998. Vested warrants may be exercised at any time after stockholder approval of the reverse stock split up to their expiration in November 2005. The warrants were issued under the exemption provided in
     Section 4(2) of the Securities Act, which provides for transactions by an issuer not involving a public offering.

3.   Series C-1 Warrants. On May 15, 1996, the Company issued 80,000 Series C-1
     -------------------
     Warrants entitling Ann Ehringer to purchase the Company's Common Stock at an exercise price of $.075 per warrant. The warrants were issued to Ms. Ehringer in connection Ms. Ehringer's consulting services to the Company. The warrants vest 50% in May 1996 and 50% in April 1997. Vested warrants may be exercised at any time after stockholder approval of the reverse stock split up to their expiration in November 2005. The warrants were issued under the exemption provided in Section 4(2) of the Securities Act, which provides for transactions by an issuer not involving a public offering.

4.   Series C-2 Warrants. On May 15, 1996, the Company issued 250,000 Series C-2
     -------------------
     Warrants entitling K. Eugene Shutler to purchase the Company's Common Stock at an exercise price of $.075 per warrant. The warrants were issued to Mr. Shutler in connection Mr. Shutler's consulting services to the Company. The warrants vest 40% in April 1996 and 5% for each of the subsequent twelve months. The warrants ceased vesting on August 1, 1996. As of August 1, 1996, 137,500 warrants vested. Vested warrants may be exercised at any time after stockholder approval of the reverse stock split up to their expiration in November 2005. The warrants were issued under the exemption provided in Section 4(2) of the Securities Act, which provides for transactions by an issuer not involving a public offering.

5.   Series B Convertible Preferred Stock. On May 15, 1996, the Company issued
     ------------------------------------
     Series B Convertible Preferred Stock (the "Series B Preferred") to IDI at $100 per share for a total consideration of $50,000. Dividends are payable quarterly and will accrue whether or not declared by the Board of Directors. The liquidation preference is $50,000 plus accrued dividends. The Series B Preferred is convertible at any time after stockholder approval of the reverse stock split, in whole or in part, at the option of IDI into shares of the Company's Common Stock, at a beginning per share conversion price equal to $.075 subject to adjustments. The Series B Preferred were issued under the exemption provided in Section 4(2) of the Securities Act, which provides for transactions by an issuer not involving a public offering.

6.   Series C-3 Warrants. On August 1, 1996, the Company issued 4,071,684 Series
     -------------------
     C-3 Warrants entitling K. Eugene Shutler to purchase the Company's Common Stock at an exercise price of $.075 per warrant. The warrants were issued to Mr. Shutler in connection Mr. Shutler's employment agreement with the Company. The warrants vest 4% when granted and the remaining 96% over the subsequent two years ratably per month. Vested warrants may be exercised at any time after stockholder approval of the reverse stock split up to their expiration in November 2005. The warrants were issued under the exemption provided in Section 4(2) of the Securities Act, which provides for transactions by an issuer not involving a public offering.

7.   Company Stock Option Grants.  On September 30, 1996, the Company issued a
     ---------------------------
     total of 2,922,000 stock options to Nancy Galgas, James O'Brien, Peter Ritchie, Julia Barker and Martin Joel pursuant to the 1996 Stock Option Plan at an exercise price of $.075 per option. The options vest 25% when granted and the remaining 75% over the subsequent three years ratably per month. Vested warrants may be exercised at any time after stockholder approval of the reverse stock split up to their expiration ten years from the date the options were issued. The options were issued under the exemption provided in Section 4(2) of the Securities Act, which provides for transactions by an issuer not involving a public offering.

8.   Class Action Settlement Warrants and Stock. On February 29, 1996, a
     ------------------------------------------
     Stipulation of Settlement of Class Action and Derivative Claims (the "Stipulation") was filed with the United States District Court for the Central District of California. Pursuant to the Stipulation, the Company is to issue to the Settlement Class 1,750,000 warrants to purchase Common Stock of the Company and 250,000 shares of Common Stock. Neither the warrants nor the Common Stock have been issued to the Settlement Class. Pursuant to the Stipulation, the warrants and Common Stock will be issued under the exemption provided in Section 3(a)(10) of the Securities Act, which provides for an exchange pursuant to court approval.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

   Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the following factors:

   Dependence on Third Party Financing. In November 1995, the Company entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement") with International Digital Investors L.P. ("IDI") that provided the Company with $3 million of financing. In May 1996, the Company entered into a Note and Preferred Stock Purchase Agreement with IDI (the "1996 Agreement") that provided the Company with additional financing up to $1,250,000. Pursuant to the agreements, the Company is subject to various restrictive covenants including limitations on the incurrence of additional indebtedness, capital expenditures, investments, transactions with affiliates, and consolidation merger and sale actions. The Company must also satisfy certain financial tests during the terms of the agreements including the maintenance of certain mandatory net worth and earnings levels. The failure to achieve these levels constitutes an event of default under the agreements. In the event the Company defaults, IDI has the right to accelerate the Company's obligations under the agreements and seize and liquidate substantially all of SOV's and FYI's major assets. At December 31, 1995 and 1996, the Company was not in compliance with the agreements' net worth and EBITDA financial covenants, however, a waiver of these defaults was obtained from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If (a) future defaults occur, (b) waivers are not obtained, (c) SOV's and/or FYI's assets are taken in satisfaction of the amounts due pursuant to the IDI financing, and (d) no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam.

   From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a Bridge Note due not later than May 1, 1997, that provided additional financing up to $977,000. In May 1997, the due date of the Bridge Note was extended to not later than June 15, 1997.

   Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. From January through March 1997, FYI borrowed a total of $540,000 from Hasco pursuant to the Loan Agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing. In April 1997, Hasco increased the maximum borrowing amount under the loan agreement to $740,000, and extended the due date of the loan to not later than June 1, 1997. In April 1997, FYI borrowed an additional $100,000 from Hasco pursuant to the loan agreement. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. After the closing of the FYI Sale, IDI will continue to have a first priority security interest in all remaining assets of the Company, including the remaining net proceeds from the FYI sale, except for the second priority position it holds on the shares of Dycam common stock owned by the Company, as to which Dycam has a first priority security interest.

   Pursuant to the terms of its various loan agreements with the Company and FYI, IDI is entitled to all of the cash proceeds from the sale of the FYI business. At present, the Company has entered into discussions with IDI regarding the use of the proceeds. The Company expects to use approximately $1,290,000 of the cash proceeds received at the closing of the sale of the FYI business to repay a portion of its indebtedness to IDI. The repayment includes all principal amounts due to IDI pursuant to the Bridge Note and the 1996 Note, and a scheduled repayment of $500,000 due pursuant to the 1995 Note. Immediately after the repayment, the Company's remaining indebtedness to IDI is expected to be $1,500,000, plus accrued interest (approximately $400,000 as of April 30, 1997).

   In order for the Company to continue its operations after the FYI sale, it will be required to obtain additional financing from IDI or other sources, or IDI will need to consent to postpone the repayments due from the Company and FYI on all or part of the Company's and FYI's notes payable to IDI. Neither IDI nor any other sources have indicated a willingness to loan additional funds to the Company. Additionally, IDI has not indicated an intention to consent to the postponement of the repayment it is entitled to on the Notes payable to IDI from the Company and FYI. If IDI should fail to consent to another postponement of repayment and if the Company should fail to obtain additional financing, SOV will not have sufficient cash to continue its operations after the FYI Sale.

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

   Termination of Certain Operations. In January 1996, the Company determined to terminate its hairstyle, beauty imaging, and franchising operations. At this time, the Company does not expect to incur any significant costs in 1997 in connection with the wind-down of its hairstyle, beauty imaging, and franchising operations. In January 1997, the Company and FYI entered into definitive agreements to sell the FYI business. The FYI Sale is expected to close in April 1997, subject to the approval of the Company's stockholders, and other customary conditions. The termination of these operations may result in significant costs and liabilities to the Company, including, the satisfaction of outstanding accounts payable relating to these operations, possible claims asserted by former franchisees and area developers and possible claims asserted by certain of the Company's current product warranty holders. Moreover, the termination of these operations will require continuing attention by management. The Company's future operating results and financial condition could be adversely affected by management's inability to successfully terminate or sell its hairstyle and beauty imaging operations, its franchising operations and its newborn infant photography operations.

The existing contractual relationship between FYI and Dycam provides that Dycam shall receive revenue from cameras leased or sold to FYI, as well as a license fee of 7.5% of FYI's sales. Payment of the license fee is deferred by agreement for the period May 1, 1996 through April 30, 1997. The existing FYI license fee deferral was approximately $20,000 per month as of April 30, 1997. Under the Dycam Master Agreement with Hasco, Dycam will receive $25,000 per quarter from Hasco for a period of three years. Based on the monthly license fee as of April 30, 1997, Dycam's license revenue would decrease by approximately $140,000 per year under the new agreement with Hasco. Dycam, however, has not historically recognized revenues related to deferred license fees. It is their policy to recognize the revenues when the fees are paid. It is the Company's intention to pay deferred license fees payable to Dycam at the closing of the FYI Sale. Hasco will not assume any of the amount owed to Dycam for deferred license fees. Hasco intends, however, to assume all of the remaining obligations payable pursuant to the existing camera leases between FYI and Dycam.

   History of Losses; Variability of Operating Results; Limited Operating History. The Company has experienced operating losses in 1994, 1995, and 1996. The Company's revenues and operating results have varied substantially from period to period. In addition, FYI has a limited operating history and was in the development stage from April 1994 (inception) until March 1995 when it recognized its first revenues. The Company's future success substantially depends on Dycam's future profitability. Dycam has recently announced that there is doubt concerning its ability to operate as a going concern. The AMEX has recently advised Dycam that it has fallen below listing guidelines and may be delisted. If Dycam continues to suffer losses, it would have a material adverse effect on the Company's future results of operations and financial condition. There can be no assurance that the Company will be profitable in the future or that future revenues and operating results will not also vary substantially. The Company's financial problems (see "Description of Business") may have had a negative impact on FYI's ability to gain acceptance in the marketplace despite the products and services it offers. Management has been expending substantial time and resources in attempting to resolve these problems and restore confidence in the Company. Future revenues and profits, if any, will depend upon various factors, including, but not limited to, management's ability to restore confidence in the Company, continued market acceptance of the Company's current products, the ability of the Company to develop and introduce new products or to develop new markets for its existing products, the successful implementation of its planned marketing strategies, and the Company's ability to successfully terminate SOV's hairstyle and beauty imaging operations, SSI's franchising operations, and to close the sale of FYI's newborn infant photography operations. If the Company is not able to achieve its operating objectives or is unable to obtain the additional financing it requires, the Company may be otherwise unable to achieve its goals or continue its operations.

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


   Consolidated Operations.  In January 1996, the Company elected to wind-down
   -----------------------
its hairstyle and beauty imaging systems and franchising operations. During 1996 and the first quarter of 1997, the Company focused its resources on its operating subsidiaries, FYI and Dycam. In January 1997, the Company and FYI entered into definitive agreements to sell the FYI business to Hasco (see Notes to Consolidated Financial Statements - Subsequent Events), subject to the approval of the Company's stockholders, and other customary conditions. The FYI Sale is expected to close in June 1997. After the wind-down and sale are completed, SOV intends to sell access disks and act as a holding company. The Company believes that its future revenues will be primarily derived from the operations of its Dycam subsidiary.

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

   FYI's revenues are derived from sales of newborn baby photographs and ancillary products. Since its first sales in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts by January 31, 1997. FYI's revenues for the year ended December 31, 1996 increased $1,784,000 to $2,220,000 from $436,000 for the year ended December 31, 1995. The Company devoted significant marketing efforts and financial resources to the development and growth of the FYI business. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in June
1997, after which time no revenues will be generated from FYI.

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

   In September and October 1995, SOV and FYI received financing of $375,000 from Multinational Trading Corp., a Florida corporation ("MTC"), pursuant to a short-term financing agreement. In November 1995, SOV, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). Pursuant to the 1995 Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000, with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997 (the "1995 Notes"). Additionally, SOV issued to IDI 500 shares of 10% Senior Series A Convertible Preferred Stock, $100 par value, for $50,000 and warrants entitling IDI to purchase shares equivalent to 40% of the Company's common stock on a fully diluted basis (the "1995 Warrants"). FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the MTC financing, its associated interest, and transaction fees. Pursuant to the 1995 Agreement, as amended March 1996, funds totaling $750,000 were available to SOV, all of which had been advanced to SOV by FYI as of August 31, 1996. The remaining funds were used for the furtherance of FYI's expansion. The 1995 Agreement was amended again in May 1996 and January 1997 to provide, among other things, for the deferral of the first principal payment and interest to not later than May 1, 1997, less restrictive covenants and a reduction in exercise price of the 1995 Warrants to $.075 per share. Recently, the May 1, 1997 date was extended to not later than June 15, 1997.

   In 1995, SOV entered into a settlement of certain class action and derivative suits, whereby SOV agreed to deliver to the plaintiff class warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $.075 per warrant share, and a $250,000 promissory note payable in three equal semi-annual installments commencing July 1996. The number of warrants was increased to 1,750,000 in May 1996 prior to the final settlement in July 1996. The Company has not yet paid any amounts owed to the plaintiffs pursuant to the class action settlement. The Company intends to satisfy its financial obligations under the settlement of the class action and derivative suits with a portion of the proceeds received from the sale of the business of its FYI subsidiary. If the Company were unable to meet its obligations under the settlement, the plaintiffs could seek to enforce the judgment, which could materially adversely effect the Company's financial condition. See "Legal Proceedings."

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

   Pursuant to a Note and Preferred Stock Purchase Agreement dated as of May 14, 1996 (the "1996 Agreement"), as amended, SOV and FYI agreed to issue up to $1,200,000 aggregate principal amount of 10% Senior Notes due June 30, 1998 (the "1996 Notes" and together with the 1995 Notes, the "Notes") in a series of purchases of such 1996 Notes between the May 1996 closing date and September 15, 1996. Each purchase of 1996 Notes was contingent upon the Company and FYI meeting certain minimum performance targets. IDI also purchased 500 shares of Series B Preferred, for $50,000 and received Common Stock Purchase Warrants (the "1996 Warrants" and together with the 1995 Warrants, the "Warrants"). Payment of interest is deferred to not later than May 1, 1997. Recently, the May 1, 1997 date was extended to not later than June 15, 1997.

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

   From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note. The Company is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds.

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

   The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by 5:00 p.m., Los Angeles time, on April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005. Recently, the April 15, 1997 date was extended to not later than June 15, 1997.

   If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 39,342,461 (pre-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 51,419,199 (pre-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 43,689,888 (pre-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the planned date of the second exchange, June 15, 1997.

   Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. From January through March 1997, FYI borrowed a total of $540,000 from Hasco pursuant to the Loan Agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing (see Notes to Consolidated Financial Statements - Subsequent Events). In April 1997, Hasco increased the maximum borrowing amount under the loan agreement to $740,000, and extended the due date of the loan to not later than June 1, 1997. In April 1997, FYI borrowed an additional $100,000 from Hasco pursuant to the loan agreement. All amounts due under the loan agreement will be cancelled at the closing of the sale through the assumption of these liabilities by Hasco, except to the extent the principal amount borrowed exceeds $540,000. The Company anticipates that the total principal amount borrowed will be $740,000 at the closing, and that the consideration amount will, accordingly, be reduced by the excess borrowings of $200,000. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors. IDI has a first priority security interest in all remaining assets of the Company, including the remaining net proceeds from the FYI sale, except for the second priority position it holds on the shares of Dycam common stock owned by the Company, as to which Dycam has a first priority security interest.

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

   The Company's future success substantially depends on Dycam's future profitability. Dycam has recently announced that there is doubt concerning its ability to operate as a going concern. The AMEX has recently advised Dycam that it has fallen below listing guidelines and may be delisted. If Dycam continues to suffer losses, it would have a material adverse effect on the Company's future results of operations and financial condition.

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

   Dycam.  At December 31, 1996, Dycam had cash and short-term investments on
   -----
hand of $590,000, a decrease of $784,000 from $1,374,000 at December 31, 1995.
Accounts receivable increased $14,000 during the year ended December 31, 1996. Inventories decreased $284,000 due to a reduction of inventory levels and write-offs of excess and aged stock. Current liabilities increased by $38,000 to $237,000, as a result of increases in accounts payable and accrued expenses. Dycam's working capital (excluding intercompany balances) at December 31, 1996 was $884,000, a decrease of $1,141,000 when compared to $2,025,000 at December 31, 1995. The working capital reduction was primarily the result of the decrease in cash which was used to fund Dycam's operating losses, and net changes in other current assets and liabilities described above. Dycam continued to use cash to fund operating losses during the first quarter of 1997. The current ratio at December 31, 1996 was 6.0 to 1 compared to 11.1 to 1 at December 31, 1995. Dycam does not have any long-term indebtedness and does not currently maintain any credit facilities. During 1996, Dycam's international sales accounted for approximately 20% of Dycam's total revenues. There are no material foreign exchange risks as all of Dycam's international sales are made in U.S. dollars.

   In December 1994, Dycam made a secured loan of $500,000 to SOV. Dycam determined that it was in the best interests of Dycam and its shareholders that it make this loan, which enabled SOV to continue funding FYI, and thus the development and manufacture of the FYI digital camera by FYI and Dycam. In January 1995 Dycam approved an additional secured loan to SOV of $500,000. The two loans totaling $1,000,000 have been memorialized in a single note which originally provided that the entire principal balance plus accrued and unpaid interest thereon were due and payable on September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998. SOV did not pay the interest payments due for March and April 1997, however, it intends to pay the past-due interest payments at the closing of the FYI Sale, which is expected to occur on or about June 1, 1997. The note is secured by 1,916,667 shares of Dycam's common stock owned by SOV. If SOV is unable to satisfy its obligations pursuant to the Agreement, and IDI exercises its rights, Dycam may not be repaid and will be entitled to receive back the 1,916,667 shares of Dycam's common stock owned by SOV.

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

   As described above, in September and October 1995, SOV and FYI received financing of $375,000 from MTC, pursuant to a short-term financing agreement. In November 1995, SOV, FYI and IDI entered into the 1995 Agreement. FYI received net proceeds of $2,307,000 from the $2,950,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction as amended in March 1996, up to $750,000 of the funds were available to SOV, all of which had been advanced to SOV as of August 31, 1996. In May 1996, SOV, FYI and IDI entered into the 1996 Agreement, which provided additional financing of $1,200,000. Additionally, from September 1996 through January 1997, IDI advanced $927,000 to SOV and FYI pursuant to a $977,000 Bridge Note due not later than May 1, 1997. Recently the May 1, 1997 date was extended to not later than June 15, 1997. The Company was not in compliance with certain of the Agreement's financial covenants at December 31, 1995 and 1996, however, the Company has obtained a waiver for these violations from IDI.

   FYI was in a development stage during 1994 and the first two months of 1995. Revenues commenced in March 1995 and were at a level consistent with the Company's expectations of revenues during FYI's start-up phase. FYI's revenues continued to grow and contribute an increasing amount of cash to fund operations. FYI expects that working capital requirements through the planned closing of the FYI Sale, which is expected to occur on or about June 1, 1997, subject to the approval of the Company's stockholders and other customary terms and conditions, will continue to be funded through a combination of cash on hand, cash receipts from product sales and additional advances pursuant to the Hasco Loan. The Hasco Loan provides for funds to FYI up to $740,000 prior to the closing of the FYI Sale. As of April 30, 1997, $640,000 had been advanced to FYI pursuant to the Hasco Loan. All amounts due under the loan agreement will be cancelled at the closing of the sale through the assumption of these liabilities by Hasco, except to the extent the principal amount borrowed exceeds $540,000. The Company anticipates that the total principal amount borrowed will be $740,000 at the closing, and that the consideration amount will, accordingly, be reduced by the excess borrowings of $200,000. Management believes that the Hasco Loan currently in place will be sufficient to allow for FYI to continue to meet its cash flow requirements through the planned closing of the FYI Sale. To the extent cash flow from operations is less than anticipated, or if amounts available under the Hasco Loan prove insufficient to cover the shortfalls, or if the FYI Sale is not consummated, FYI will be required to obtain additional financing, scale back its marketing activities to a level sustainable under such circumstances or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On March 29, 1996, Coopers & Lybrand L.L.P., the Company's former independent public accountants, resigned their engagement. In connection with their audit for the year ended December 31, 1994 and for the period May 5, 1995 and ending March 29, 1996, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&L would have caused them to make reference in connection with their report to the subject matter. Their report on the consolidated financial statements for the year ended December 31, 1994 included an explanatory paragraph concerning substantial doubt about the ability of the Company to continue as a going concern, otherwise, during the time period which C&L were engaged as independent accountants for the Company, C&L's report contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In June 1996, Corbin & Wertz accepted an engagement by the Company to serve as the independent auditors for the Company's financial statements as of and for the year ended December 31, 1995. In February 1997, Corbin & Wertz accepted the engagement by the Company to serve as the independent auditors for the Company's financial statements as of and for the year ended December 31, 1996.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The following table sets forth certain information with respect to the directors and executive officers of the Company as of January 31, 1997 (collectively the "Directors and Executive Officers"):


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

   Mr. Edling was appointed to the Board of Directors as a Class III member in
   ----------
November 1995. Mr. Edling is the Chief Executive Officer, President, Treasurer, Secretary and a member of the Board of Directors of Dycam. Mr. Edling was a co-founder of Dycam and served as its Chief Operating Officer from March 1991 until he became Chief Executive Officer and President in December 1991. Mr. Edling resigned as Chief Executive Officer of Dycam effective November 1994 and was reappointed to that position effective March 1995. Since the Company's acquisition of Dycam in February 1994, Mr. Edling has also served as Dycam's Chief Financial Officer. From November 1988 until March 1991 he was Development Engineering Manager for Dataproducts Corporation ("Dataproducts"), where he had responsibility for the design and marketing of the Dataproducts line of lase r printers. Mr. Edling holds a B.S. in Finance from California State University, Northridge.

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

   (16) Consists of Dycam's contributions to Mr. Edling's 401(k) plan account totalling $1,500 in 1994 and $3,600 in 1995 and 1996.

OPTION GRANTS IN LAST FISCAL YEAR

   Set forth below is information regarding options or warrants granted to the Executive officers during the 1996 fiscal year.


                             Number of Shares         Percentage of Total
                            Underlying Options        Options or Warrants    Exercise or
                                or Warrants          Granted to Employees     Base Price    Expiration
      Name                      Granted (#)             in Fiscal 1996        ($/Share)        Date
-----------------           ------------------       --------------------    -----------    ----------
K. Eugene Shutler                4,209,184                      59%              $.075         11/05
Nancy H. Galgas                    814,000                      11%              $.075          9/06
James E. O'Brien                   814,000                      11%              $.075          9/06
Peter Ritchie                      814,000                      11%              $.075          9/06
John A. Edling                       -0-                         -                   -             -
George Ismael                        -0-                         -                   -             -

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

        On December 20, 1996, Dycam entered into an employment agreement contract with one key employee, Ronald N. Iverson, for a three-year term which expires December 31, 1999. The agreement calls for annual compensation of $120,000 a year for each of the three years. Pursuant to the employment agreement, Dycam issued 90,000 stock options that vest at a rate of 8.33% per calendar quarter. Additionally, Dycam issued 60,000 stock options to the employee that vest 8.33% per calendar quarter if certain conditions are met.

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.


RELATED PARTY TRANSACTIONS

          IDI Financing Transactions. The Company and FYI have entered into a series of transactions with IDI and certain related entities for the purpose of raising capital to fund the Company's operations and those of FYI. The general partner of IDI is IDI Corp., a Delaware corporation ("IDI Corp."), and its principal business is serving in such capacity. The sole stockholder and chairman of IDI Corp. is Steven J. Green. At present, Mr. Green's principal occupation is as an independent investor. Jeffrey A. Safchik is President and the only other director of IDI Corp. Mr. Safchik was appointed as Chief Executive Officer of the Company after the series of transactions in 1995 described below which gave IDI a majority of seats on the Company's Board of Directors. Mr. Safchik resigned all positions with the Company in July 1996. The present principal occupation of Jeffrey A. Safchik is serving as Managing Director of Greenstreet Partners, a Florida limited partnership. IDI beneficially owns approximately 50.1% of the Company's outstanding Common Stock, including 132,000 shares of Common Stock held by Greenstreet Partners, an affiliate of IDI. Additionally, upon exercise of warrants and conversion of the Preferred Stock, IDI will own approximately 71% of the Company's outstanding Common Stock on a fully diluted basis.
        In September 1995, the Company and FYI received short-term bridge financing of $300,000 from Multinational Trading Corp., a Florida corporation ("MTC"), MTC and IDI are companies with overlapping management. The sole stockholder of MTC is Steven J. Green. Jeffrey A. Safchik is a Vice President of MTC. Recently, MTC discontinued its existence as an operating corporation. In October 1995, MTC made additional advances of $75,000 to the Company. The Company repaid the $375,000, plus interest accrued thereon and transaction fees, with a portion of the $3,000,000 it received from IDI in the transaction described immediately below. In November 1995, pursuant to a Note and Preferred Stock Purchase Agreement, dated as of November 20, 1995 (the "1995 Agreement"), the Company and FYI issued to IDI $2,950,000 principal amount of 10% Senior Notes due June 30, 1998 (the "1995 Notes"). Additionally, the Company issued to IDI 500 shares of Series A Preferred for $50,000 and Common Stock Purchase Warrants (the "1995 Warrants") entitling IDI to purchase shares of the Company's Common Stock equivalent to 40% of the fully diluted shares of Common Stock outstanding on November 20, 1995. The exercise price of the 1995 Warrants was $1.12 per warrant share, which represented the estimated consolidated per share book value per issued and outstanding share of the Company on the date of the 1995 Agreement. The exercise price of the 1995 Warrants was $1.12 per warrant share, which represented the estimated consolidated per share book value per issued and outstanding share of the Company on the date of the 1995 Agreement. The exercise price of the 1995 Warrants was subsequently reduced to $.075 per warrant share as described below. The 1995 Warrants may be exercised at any time prior to November 20, 2005.

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

        Pursuant to the terms of the 1996 Agreement, the Company agreed that by October 31, 1996 it would take all corporate action, including obtaining stockholder approval, necessary to authorize and reserve for issuance a number of shares of Common Stock at least equal to the number of shares of Common Stock into which the Series A Preferred, Series B Preferred, 1996 Warrants as well as the other outstanding warrants may be converted or exercised. Originally, failure of the Company to take all corporate action necessary to authorize and reserve for issuance the number of share of Common Stock underlying all of the foregoing Stock by October 31, 1996 constituted a breach of a restrictive covenant in the 1996 Agreement, which could have caused, among other things, acceleration of the 1996 Notes. The October 31, 1996 deadline was extended to May 1, 1997, and, recently to not later than June 15, 1997.

        In addition, the 1996 Warrants and the other warrants issued in connection with the 1996 financing transaction were to become exercisable upon the earlier to occur of October 31, 1996 and the date on which all such corporate and stockholder actions were taken by the Company. The October 31, 1996 date was extended to May 1, 1997, and, recently, to not later than June 15, 1997.

        The Notes bear interest at the rate of 10% per annum, payable monthly. The 1995 Notes provide for principal payments of $500,000 on March 31, June 30, September 30 and December 31, 1997 and March 31, 1998. On January 15, 1997, the due date for the March 31,

1997 principal payment was extended to no later than May 1, 1997. The 1996 Notes are payable in five equal quarterly installments commencing June 30, 1997. The remaining principal is due and payable on June 30, 1998. The 1996 Agreement amended the 1995 Agreement to allow the Company to defer interest payments due between May 31, 1996 and December 31, 1996, provided that all deferred accrued and unpaid interest shall be paid in full on or before December 31, 1996. On January 15, 1997, the interest deferral was extended from December 31, 1996 to not later than May 1, 1997, and, recently, to not later than June 15, 1997.

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

        In addition, the Company, FYI and IDI agreed to increase the amounts borrowed under the 1996 Notes by $180,000 to a total of $1,200,000. At the same time, the obligation represented by the Bridge Note dated September 19, 1996, as amended (the "Bridge Note"), between the Company, FYI and IDI, was decreased by $180,000 under the Seventh Amendment to Bridge Note, dated January 15, 1997 (the "Seventh Amendment"), from up to $1,157,000 to up to $977,000. Each successive amendment to the Bridge Note, including the Seventh Amendment, amended the due date and the amounts due pursuant to the Bridge Note. The due date of the Seventh Amendment was extended to not later than May 1, 1997. As of January 31, 1997, the Company has borrowed $927,000 pursuant to the Bridge Note and is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. Recently, the May 1, 1997 due date was extended to not later than June 15, 1997.

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

        The Company, FYI and IDI also entered into a General Amendment and Waiver Agreement to (i) amend specific provisions of the 1995 Agreement, the 1996 Agreement, the 1996 Warrants, and the Certificate of Designation for Series B Preferred Stock of SOV (collectively, the "Agreements"), and (ii) waive each of the breaches or defaults with respect to specific provisions of the Agreements as of January 15, 1997. The amendments extended: (i) the date by which the Company must take all corporate action necessary to authorize and reserve for issuance the number of shares of Common Stock into which the Series B Preferred Stock and 1996 Warrants may be converted or exercised from October 31, 1996 to not later than May 1, 1997; (ii) the deferral of interest payments due pursuant to the Notes from December 31, 1996 to not later than May 1, 1997; and (iii) extended the first principal repayment date of the 1995 Notes from March 1, 1997 to not later than May 1, 1997. In addition, the amendments reduced certain minimum performance targets in the 1995 Agreement and 1996 Agreement. Recently, all of the abovementioned May 1, 1997 dates were extended to not later than June 15, 1997.

        The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by 5:00 p.m., Los Angeles time, on June 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005. IDI as beneficial owner of 4,479,427 shares (approximately 50.6% of the outstanding, shares) of the Company's Common Stock (including 132,000 shares held by Greenstreet Partners) intends to vote all of such shares in favor of the proposed reverse stock split. Accordingly, the Company expects that the reverse stock split will receive the requisite stockholder approval. However, if the reverse stock split is not approved, the Company will not be able to honor its commitments, and will be in default.

        If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 3,934,246 (post-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 5,141,920 (post-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 4,368,989 (post-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the date of the second exchange, which is expected to occur not later than June 15, 1997. The Company intends to engage in the second exchange of securities with IDI as soon as practicable after stockholder approval of the reverse stock split. IDI has recently granted the Company an extension of time, from April 15, 1997 to June 15, 1997, by which it must complete the second exchange. If the Company requires additional time beyond the June 15, 1997 extension to obtain stockholder approval, it intends to ask for an additional extension of time, which it believes will be granted.

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

        Consulting Agreement. The Company entered into a consulting agreement (the "Consulting Agreement") with K. Eugene Shutler, who later became its Chief Executive Officer, for services relating to the Company's business. The Consulting Agreement required the Company to pay Mr. Shutler only if services were actually performed by him for the Company. In exchange for the services, the Company was obligated to pay the consultant $12,500 per month plus expenses. In addition, pursuant to the Consulting Agreement, the Company issued warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $.075 per share, which management believes represents the fair market value at the date of issuance. The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants. The Consulting Agreement terminated and warrants ceased vesting on August 1, 1996, at which time the Company entered into an employment agreement with the consultant.

        Loan Transaction with Dycam. In December 1994, Dycam made a secured loan of $500,000 to the Company. Dycam determined that extending this loan was in the best interest of Dycam and its stockholders, as the loan enabled the Company to continue funding FYI, and thereby supported the development and manufacture of the specialized digital camera which FYI would purchase from Dycam. In January 1995, Dycam made an additional secured loan of $500,000 to the Company. The two loans have been memorialized in a single note (the "Secured Note") which bears interest at the prime rate plus two percentage points and called for payments of interest only for eight months with all principal and accrued interest due and payable on September 1, 1995. In connection with the 1995 Agreement, Dycam extended the maturity date of the Secured Note to December 31, 1998. The Company did not make the March or April 1997 interest payments on the Secured Note. The Company intends to pay the past due interest payments at the closing of the FYI Sale, which is expected to occur on or about June 1, 1997. The note is secured by a first priority interest in the 1,916,667 shares of Dycam's common stock owned by the Company. If the Company should default on its obligation pursuant to the Notes, Dycam may not be repaid under the Secured Note and will be entitled to receive back up to the 1,916,667 shares of Dycam's common stock held by the Company.

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

        Lease of Executive Offices. From January to April 1996, the Company's executive offices were located at 101 Hodencamp Road, Thousand Oaks, CA 91360, pursuant to a month-to-month sublease with rental payments of approximately $1,000 per month, which approximated the current market rental rate for such space. FYI's then-Chief Executive Officer is a significant stockholder and officer of the privately-held company which subleases the executive offices to FYI. The lease was terminated in April 1996.

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

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant, Styles on Video, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       Signature                      Title                     Date
-----------------------     ----------------------------   ---------------

/s/                         Chairman of the Board and      May 9, 1997
---------------------       Chief Executive Officer
K. Eugene Shutler           (Principal Executive Officer)

/s/                         Chief Financial Officer        May 9, 1997
---------------------       (Principal Accounting Officer
Nancy H. Galgas             and Secretary)




                                 EXHIBIT INDEX


Exhibit No.           Document
-----------           --------


3.1                   Certificate of Incorporation of Styles on Video, Inc.
                      (Incorporated by reference to Exhibit 3.1 to Styles on
                      Video, Inc.'s Registration Statement on Form SB-2, dated
                      February 1, 1993 (File No. 3357706LA)....................

3.2                   By-Laws of Styles on Video, Inc. (Incorporated by
                      reference to Exhibit 3.2 to Styles on Video, Inc.'s
                      Registration Statement on Form SB-2, dated February
                      1, 1993 (File No. 3357706LA).............................

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

10.61                 Employment Agreement dated as of February 7, 1994, by and
                      between Dycam Inc. and John Edling........................


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