Form 10QSB
period 1997-03-31
STYLES ON VIDEO INC
filed 1997-05-15
CIK 897074

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

      Common Stock, $0.001 Par Value 8,852,759 shares as of May 14, 1997

           Transitional Small Business Disclosure Format (Check One)

                               Yes [ ]    No [X]
================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements  STYLES ON VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                                     March 31, 1997    December 31, 1996
                                                                     ---------------   -----------------
Current assets:

   Cash and cash equivalents                                         $      450,000    $         590,000

   Accounts receivable, less allowance of $172,000 and
       $182,000 at March 31, 1997 and December 31, 1996,
       respectively                                                         100,000              106,000

   Income taxes receivable                                                   61,000               61,000

   Inventories                                                              339,000              395,000

   Net assets of discontinued operations                                   (104,000)             444,000

   Prepaid expenses and other current assets                                 31,000              111,000
                                                                     --------------    -----------------

          Total current assets                                              877,000            1,707,000

Property and equipment, net                                                 461,000              496,000

Long-term receivables, less allowance of $87,000 at
March 31, 1997 and December 31, 1996                                              -                    -

Goodwill, net of accumulated amortization of $873,000
   and $805,000 at March 31, 1997 and December 31, 1996,
   respectively                                                           4,681,000            4,749,000

Debt issuance costs, net of accumulated amortization of
 $201,000 and $163,000 at March 31, 1997 and
 December 31, 1996, respectively                                             91,000              129,000


Other assets                                                                 27,000               31,000
                                                                     --------------    -----------------

          Total assets                                               $    6,137,000    $       7,112,000
                                                                     ==============    =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                  $      997,000    $         785,000

   Accrued expenses                                                         503,000              560,000

   Accrued interest payable                                                 367,000              270,000

   Customer advances                                                        868,000              868,000

   Current maturities of long-term debt                                   2,500,000            2,000,000

   Notes payable                                                          1,206,000            1,040,000
                                                                     --------------    -----------------
          Total current liabilities                                       6,441,000            5,523,000

Long-term debt                                                              450,000              950,000

Minority interests in consolidated subsidiary                               408,000              591,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.001; 1,000,000 shares
       authorized; 500 shares of Series A issued and outstanding
        at March 31, 1997 and December 31, 1996, respectively                     -                    -

   Preferred stock, par value $.001; 1,000,000 shares
   authorized; 500 shares of Series B issued and outstanding
    at March 31, 1997 and December 31, 1996, respectively                          -                    -
   Common stock, par value $.001; 10,000,000 shares
       authorized; 8,853,000 and 4,505,000 shares issued and
        outstanding at March 31, 1997 and December 31, 1996,
        respectively                                                          4,000                4,000

   Additional paid-in capital                                            16,237,000           16,237,000

   Accumulated deficit                                                  (17,403,000)         (16,193,000)
                                                                     --------------    -----------------

          Total stockholders' equity                                     (1,162,000)              48,000
                                                                     --------------    -----------------

          Total liabilities and stockholders' equity                 $    6,137,000    $       7,112,000
                                                                     ==============    =================

  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                           Three months ended March 31
                                                                      -----------------------------------
                                                                            1997               1996
                                                                      ----------------   ----------------
Revenues
   Systems and related software sales                                       $  47,000         $  222,000
   Camera sales                                                               284,000            705,000
   Other revenues                                                              29,000             14,000
                                                                        -------------      -------------
       Total revenues                                                         360,000            941,000
Cost of revenues, excluding depreciation and amortization
   Cost of systems and software sold                                            1,000             31,000
   Cost of camera sales                                                       286,000            543,000
                                                                        -------------      -------------
       Total cost of revenues                                                 287,000            574,000
                                                                        -------------      -------------
Gross profit                                                                   73,000            367,000
Operating expenses
   Selling, general and administrative                                        646,000            876,000
   Research and development                                                   123,000            159,000
   Depreciation and amortization                                              127,000            116,000
                                                                        -------------      -------------
       Total operating expenses                                               896,000          1,151,000
                                                                        -------------      -------------
Loss from operations                                                         (823,000)          (784,000)
Interest income                                                                 5,000              6,000
Interest expense                                                             (126,000)          (122,000)
Minority interest in net losses of consolidated subsidiary                    183,000             82,000
                                                                        -------------      -------------
Loss from continuing operations before income taxes and
  extraordinary item                                                         (761,000)          (818,000)
Provision for income taxes                                                          -              2,000
                                                                        -------------      -------------
Loss from continuing operations before extraordinary item                    (761,000)          (820,000)
Forgiveness of debt, net of tax of $0                                               -            110,000
                                                                        -------------      -------------
Loss from continuing operations                                              (761,000)          (710,000)

Discontinued operations:

  Loss from operations of discontinued business, net of tax of $0            (449,000)          (871,000)
                                                                        -------------      -------------

Net loss                                                                $  (1,210,000)     $  (1,581,000)
                                                                        =============      =============
Loss per common share:

 Loss from continuing operations before extraordinary item              $        (.09)     $        (.18)

 Extraordinary item                                                                 -                .02

 Discontinued operations                                                         (.06)              (.19)
                                                                        -------------      -------------
Loss per common share                                                   $        (.15)      $       (.35)
                                                                        =============      =============
Weighted average shares of common stock outstanding                         8,114,000          4,505,000
                                                                        =============      =============




  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three months ended March 31, 1997
                                  (Unaudited)

                            Series A Preferred Stock        Series B Preferred Stock                   Common Stock
                            ------------------------        ------------------------             -------------------------
                            No. of                          No. of                               No. of
                            Shares         Par Value        Shares         Par Value             Shares          Par Value
                            ------         ---------        ------         ---------             ------          ---------
Balance,
December 31, 1996              500         $       -           500         $       -             4,505,000       $   4,000

Issuance of Common  Stock        -                 -             -                 -             4,348,000               -

Net loss                         -                 -             -                 -                     -               -
                            ------         ---------        ------         ---------             ---------       ---------

Balance,
March 31, 1997                 500             $   -           500             $   -             8,853,000       $   4,000
                            ======         =========        ======         =========             =========       =========


                            Additional
                              Paid-in             Accumulated         Stockholders'
                              Capital               Deficit              Equity
                           -----------           ------------         -------------
Balance,
December 31, 1996          $16,237,000           $(16,193,000)        $      48,000

Issuance of Common             -                          -                       -
Stock

Net loss                       -                   (1,210,000)           (1,210,000)
                           -----------           ------------         -------------

Balance,
March 31, 1997             $16,237,000           $(17,403,000)        $  (1,162,000)
                           ===========           ============         =============


  The accompanying notes are an integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three months ended
                                                        ---------------------------------

                                                        March 31, 1997    March 31, 1996
                                                        ---------------   ---------------
Cash flows from operating activities:
  Net loss                                                 $(1,210,000)      $(1,581,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                59,000            47,000
    Amortization of goodwill                                    68,000            69,000
    Amortization of debt issuance costs                         38,000            37,000
    Forgiveness of debt, net of tax                                   -          (110,000)
    Minority interest in consolidated subsidiary              (183,000)          (82,000)
    (Gain)/loss on disposal of equipment                        (5,000)            5,000
    Changes in operating assets and liabilities:
      Accounts receivable                                        6,000           (49,000)
      Inventories                                               56,000           106,000
      Net assets of discontinued operations                    548,000         1,429,000
      Prepaid expenses and other current assets                 80,000            90,000
      Long-term receivables and other assets                     4,000             4,000
      Accounts payable and accrued expenses                    252,000            82,000
                                                           -----------       -----------
      Net cash (used in) provided by operating                (287,000)           47,000
      activities

Cash flows from investing activities:
  Purchases of property and equipment                          (19,000)          (24,000)
                                                           -----------       -----------
      Net cash used in investing activities                    (19,000)          (24,000)

Cash flows from financing activities:
 Proceeds received from issuance of notes payable              166,000                 -
                                                           -----------       -----------
      Net cash provided by financing activities                166,000                 -
                                                           -----------       -----------
      Net (decrease) increase in cash and cash
      equivalents                                             (140,000)           23,000
Cash and cash equivalents, beginning                           590,000         1,378,000
                                                           -----------       -----------
Cash and cash equivalents, ending                          $   450,000       $ 1,401,000
                                                           ===========       ===========

Supplemental disclosure of cash flow information:
-----------------------------------------------------
  Cash paid during the year for:
    Income taxes                                           $     2,000       $     2,000
    Interest                                               $         -       $         -




The accompanying notes are in integral part of these consolidated financial statements.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


(1) General

    (a) The accompanying unaudited consolidated financial statements of Styles on Video, Inc. ("SOV") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and in accordance with the instructions to Form 10-QSB. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) Related Party Transactions

    IDI Financing Transactions. The Company and its wholly-owned subsidiary Forever Yours, Inc. ("FYI") have entered into a series of transactions with International Digital Investors, L.P. ("IDI") and certain related entities for the purpose of raising capital to fund the Company's operations and those of FYI. The general partner of IDI is IDI Corp., a Delaware corporation ("IDI Corp,"), and its principal business is serving in such capacity. The sole stockholder and chairman of IDI Corp. is Steven J. Green. At present, Mr. Green's principal occupation is as an independent investor. Jeffrey A. Safchik is President and the only other director of IDI Corp. Mr. Safchik was appointed as Chief Executive Officer of the Company after the series of transactions in 1995 described below which gave IDI a majority of seats on the Company's Board of Directors. Mr. Safchik resigned all positions with the Company in July 1996. The present principal occupation of Mr. Safchik is serving as Managing Director of Greenstreet Partners, a Florida general partnership. IDI beneficially owns approximately 50.1% of the Company's outstanding Common Stock, including 132,000 shares of Common Stock held by Greenstreet Partners, an affiliate of IDI. Additionally, upon exercise of warrants and conversion of the preferred stock, IDI will own approximately 71% of the Company's outstanding Common Stock on a fully diluted basis.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


The exercise price of the 1995 Warrants was subsequently reduced to $.075 per share as described below. The 1995 Warrants may be exercised at any time prior to November 20, 2005.

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

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


    Pursuant to the terms of the 1996 Agreement, the Company agreed that by October 31, 1996 it would take all corporate action, including obtaining stockholder approval, necessary to authorize and reserve for issuance a number of shares of Common Stock at least equal to the number of shares of Common Stock into which the Series A Preferred, Series B Preferred, 1996 Warrants as well as the other outstanding warrants may be converted or exercised. Originally, failure of the Company to take all corporate action necessary to authorize and reserve for issuance the number of share of Common Stock underlying all of the foregoing Stock by October 31, 1996 constituted a breach of a restrictive covenant in the 1996 Agreement, which could have caused, among other things, acceleration of the 1996 Notes. The October 31, 1996 deadline has been extended to May 1, 1997. Recently, the May 1, 1997 date was extended to June 15, 1997.

    In addition, the 1996 Warrants and the other warrants issued in connection with the 1996 financing transaction were to become exercisable upon the earlier to occur of October 31, 1996 and the date on which all such corporate and stockholder actions were taken by the Company. The October 31, 1996 date has been extended to May 1, 1997. Recently, the May 1, 1997 date was extended to June 15, 1997.

    The Notes bear interest at the rate of 10% per annum, payable monthly. The 1995 Notes provide for principal payments of $500,000 on March 31, June 30, September 30 and December 31, 1997 and March 31, 1998. On January 15, 1997, the due date for the March 31, 1997 principal payment was extended to not later than May 1, 1997. The 1996 Notes are payable in five equal quarterly installments commencing June 30, 1997. The remaining principal is due and payable on June 30, 1998. The 1996 Agreement amended the 1995 Agreement to allow the Company to defer interest payments due between May 31, 1996 and December 31, 1996, provided that all deferred accrued and unpaid interest shall be paid in full on or before December 31, 1996. On January 15, 1997, the interest deferral was extended from December 31, 1996 to not later than May 1, 1997. Recently, the May 1, 1997 date was extended to June 15, 1997. As of April 30, 1997, the principal amounts outstanding pursuant to the 1995 Notes and 1996 Notes was $2,950,000 and $29,000, respectively.

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

    Substantially all of the assets of the Company and FYI are pledged as collateral for the Notes. The holder of the Notes has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under 1995 Agreement or the 1996 Agreement which is not timely cured or waived. The Company and FYI are subject to various restrictive covenants, including limitations on the incurrence of additional indebtedness, capital expenditures, investments, transactions with affiliates and consolidation, merger and sale of assets. The Company and FYI also must satisfy certain financial tests during the term of the Agreement, including the maintenance of certain mandatory net worth and earnings levels, determined at the end of each calendar quarter. The failure to comply with the restrictive covenants or pass the financial tests constitute an event of default under the 1995 Agreement and the 1996 Agreement. In January 1997, IDI subordinated its first priority security interest

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


in FYI's hospital contracts and proceeds thereof to Hasco International, Inc. ("Hasco") in connection with the FYI Sale.

    The holders of the Preferred Stock are entitled to receive dividends of $10 per share per annum prior to the distribution of any dividends to the holders of Common Stock. Dividends accrue whether or not declared by the Board of Directors of the Company. The Preferred Stock is subject to optional redemption by the Company, at a redemption price of $100 per share plus any accrued dividends. The Preferred Stock is convertible at any time, in whole or in part, into shares of Common Stock, at a per share conversion equal to the higher of the current market or book value of the Common Stock at the date of conversion. The holders of the Series A Preferred, voting as a class, are entitled to elect four of the Company's directors. In the event of a change of control, as defined in the 1995 Agreement and the 1996 Agreement, the Company must offer to redeem the Preferred Stock. The sale of the FYI assets constitutes a change of control because the Company is selling a substantial amount of its assets. If a change of control occurs, the Company must offer to redeem the Series A Preferred and the Series B Preferred for $100 per share in addition to any accrued dividends, which currently amount to $7,500 for the Series A Preferred and $5,000 for the Series B Preferred. The holder of the Series A
Preferred and the Series B Preferred has 30 days from the date of the change of control to elect redemption of the Preferred Stock.

    IDI also received certain registration rights with respect to the Warrants, the shares of Common Stock issuable upon conversion of the Preferred Stock and the shares of Common Stock issuable upon exercise of the Warrants.

    The 1996 Agreement was conditioned upon settlement of a suit brought by the Company against its former outside accounting firm and certain individual defendants entitled Styles On Video, Inc. v. Kellogg & Andelson, et al.,
                    ---------------------------------------------------
Superior Court of the State of California, County of Los Angeles, Case No. BC 14268. Pursuant to the settlement of such suit, Kellogg & Andelson agreed to pay $1,700,000 to the Company (the "Kellogg Settlement"). The funds were released from escrow upon the settlement of the Class Action, as described below, in July 1996. Of the Kellogg Settlement proceeds, $870,000 was applied to repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the Kellogg Settlement to the Company were $430,000, which was added to the Company's general working capital. In April 1995, the Company settled a class action suit which was filed against the Company and certain of its officers and directors in 1994 (the "Class Action") as well as a shareholders' derivative suit which named the directors and certain of the officers of the Company (the "Class Action Settlement"). Pursuant to the Class Action Settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of Common Stock and the Company recorded a promissory note in the principal amount of $250,000. The exercise price on the warrants is $.075 per share and the warrants are redeemable by the Company at any time over the five-year life of the warrants for $5 per warrant. The Company's director and officer liability insurance carriers also agreed to pay to the plaintiff class $2,250,000. In connection with the settlement, Guy de Vreese, a former Chairman and Chief Executive Officer of the Company, surrendered 250,000 shares of the Company's Common Stock and options for 150,000 shares of the Company's Common Stock. The shares of Common Stock are to be distributed to the plaintiff class and the options were cancelled.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


    The Company and FYI have guaranteed each other's obligations under the 1995 Agreement and the 1996 Agreement.

    In September 1996, the Company received a state income tax refund totaling $301,000 which was used to partially repay the 1996 Notes.

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

    In addition, the Company, FYI and IDI agreed to increase the amounts borrowed under the 1996 Notes by $180,000 to a total of $1,200,000. At the same time, the obligation represented by the Bridge Note dated September 19, 1996, as amended (the "Bridge Note"), between the Company, FYI and IDI, was decreased by $180,000 under the Seventh Amendment to Bridge Note, dated January 15, 1997 (the "Seventh Amendment"), from up to $1,157,000 to up to $977,000. Each successive amendment to the Bridge Note, including the Seventh Amendment, amended the due date and the amounts due pursuant to the Bridge Note. The Seventh Amendment extended the due date to not later than May 1, 1997. Recently, the May 1, 1997 date was extended to June 15, 1997. As of April 30, 1997, the Company has borrowed $927,000 pursuant to the Bridge Note and is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. Substantially all of the assets of the Company and FYI are pledged as collateral for the Bridge Note. IDI has the right to foreclose on such assets or take other protective measures upon the occurrence of an event of default under the Bridge Note which is not timely cured or waived. In January 1997, IDI subordinated its first priority security interest in FYI's hospital contracts and proceeds thereof to Hasco in connection with the sale of the FYI business.

    The Company, FYI and IDI also entered into a General Amendment and Waiver Agreement to (i) amend specific provisions of the 1995 Agreement, the 1996 Agreement, the 1996 Warrants, and the Certificate of Designation for Series B Preferred Stock of SOV (collectively, the "Agreements"), and (ii) waive each of the breaches or defaults with respect to specific provisions of the Agreements as of January 15, 1997. The amendments extended: (i) the date by which the Company must take all corporate action necessary to authorize and reserve for issuance the number of shares of Common Stock into which the Series B Preferred Stock and 1996 Warrants may be converted or exercised from October 31, 1996 to not later than May 1, 1997; (ii) the deferral of interest payments due pursuant to the Notes from December 31, 1996 to not later than May 1, 1997; and (iii) extended the first principal repayment date of the 1995 Notes from March 1, 1997 to not later than May 1, 1997. In addition, the amendments reduced certain minimum performance targets in the 1995 Agreement and 1996 Agreement. Recently, the May 1, 1997 dates were extended to June 15, 1997.

   The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by 5:00 p.m., Los Angeles time, on April 15, 1997, then the Series D

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


Warrants may be exercised by IDI at any time prior to November 20, 2005. Recently, the April 15, 1997 date was extended to June 15, 1997. IDI, as beneficial owner of 4,479,427 shares (approximately 50.6% of the outstanding shares) of the Company's Common Stock (including 132,000 shares held by Greenstreet Partners, an affiliate of IDI), as advised the Company that it (and Greenstreet Partners) intends to vote all of such shares in favor of the proposed reverse stock split. Accordingly, the Company expects that the reverse stock split will receive the requisite stockholder approval. However, if the reverse stock split is not approved, the Company will not be able to honor its commitments, and will be in default.

    If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 3,934,246 (post-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 5,141,920 (post-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 4,368,989 (post-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the date of the second exchange, which is not expected to occur not later than June 15, 1997. The Company intends to engage in the second exchange of securities with IDI as soon as practicable after stockholder approval of the reverse stock split. IDI has recently granted the Company an extension of time, from April 15, 1997 to June 15, 1997, by which it must be complete the second exchange. If the Company requires additional time beyond the June 15, 1997 extension to obtain stockholder approval, it intends to ask for an additional extension of time, which it believes will be granted.

    Cancellation of Certain FYI Common Stock. In connection with the transactions contemplated by the 1996 Agreement, Dana Arnold, the then-President of FYI, exchanged his shares of FYI common stock (20% of the outstanding shares) for warrants exercisable for 7,749,449 shares of the Common Stock of the Company. The shares of FYI previously held by Arnold were cancelled. As a result of such transaction, FYI is now a wholly owned subsidiary of the Company. Due to the triggering of certain antidilution provisions by the exchange agreement, the warrants became exercisable for 7,597,508 shares of the Company's Common Stock.

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

    Consulting Agreement. The Company entered into a consulting agreement (the "Consulting Agreement") with K. Eugene Shutler, who subsequently became its Chief Executive Officer, for services relating to the Company's business. The Consulting Agreement required the Company to pay Mr. Shutler only if services were actually performed by him for the Company. In exchange for services to the Company, the consultant received $12,500 per month plus expenses. In addition, pursuant to

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


the Consulting Agreement, the Company issued warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $.075 per share, which management believes represents the fair market value at the date of issuance. The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants. The Consulting Agreement terminated and warrants ceased vesting on August 1, 1996, at which time the Company entered into an employment agreement with the consultant.

    Loan Transaction with Dycam. In December 1994, Dycam made a secured loan of $500,000 to the Company. Dycam determined that extending this loan was in the best interest of Dycam and its stockholders, as the loan enabled the Company to continue funding FYI, and thereby supported the development and manufacture of the specialized digital camera which FYI would purchase from Dycam. In January 1995, Dycam made an additional secured loan of $500,000 to the Company. The two loans have been memorialized in a single note (the "Secured Note") which bears interest at the prime rate plus two percentage points and called for payments of interest only for eight months with all principal and accrued interest due and payable on September 1, 1995. In connection with the 1995 Agreement, Dycam extended the maturity date of the Secured Note to December 31, 1998. The Company did not pay the March and April 1997 interest payments on the Secured Note, however, it intends to pay the past-due interest at the closing of the FYI Sale, which is expected to occur in June 1997. The note is secured by a first priority interest in the 1,916,667 shares of Dycam's common stock owned by the Company. If the Company should default on its obligation pursuant to the Notes, Dycam may not be repaid under the Secured Note and will be entitled to receive back up to the 1,916,667 shares of Dycam's common stock held by the Company.

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

    Intercompany Transactions Between FYI and Dycam. Under the terms of an agreement with FYI, Dycam has agreed to provide FYI an exclusive right to use Dycam technology in the hospital baby portrait market through April 2005. FYI has received the option to purchase up to 5,000 Dycam cameras at predetermined prices and to receive continual upgrades of camera technology and has agreed to pay Dycam fees of 7.5% of net sales from all hospitals using FYI portrait services. Dycam agreed to defer this fee until the earlier of the first month in which FYI has positive operating cash flow and April 30, 1997. If FYI has its camera system manufactured by someone other than Dycam, FYI has agreed to pay to Dycam a "Camera Technology Fee" for each camera installed in a hospital served by FYI, instead of the 7.5% royalty described above. Dycam has also agreed to finance the first 150 cameras bought by FYI for terms of 36-48 months with equal monthly payments of principal and interest, with interest computed at a rate of 2% over the Wall Street Journal prime rate. At the closing of the FYI Sale, FYI and Dycam will terminate their existing contractual relationships, and Dycam will enter into an agreement with Hasco whereby Dycam will receive $25,000 per quarter from Hasco for a period of three years for a license and maintenance services. Additionally, Hasco intends to assume all of the remaining obligations payable pursuant to existing camera leases between FYI and Dycam.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


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

    Other.  See "Contingencies."

(3) Subsequent Events

    (a) Hasco Loan Agreement - In April 1997, Hasco International, Inc. ("Hasco") increased the maximum borrowing amount under the loan agreement from $540,000 to $740,000, and extended the due date of the loan to not later than June 1, 1997. In April and May 1997, FYI borrowed the remaining $200,000 from Hasco pursuant to the loan agreement. The Company anticipates that the sale of the FYI business to Hasco will close in June 1997.

    (b) Other - See "Related Party Transactions" and "Contingencies."

(4) Contingencies

    (a) In April 1995, the Company settled a class action suit which was filed against the Company and certain of its officers and directors in December 1994 as well as a shareholders' derivative suit which named the directors and certain of the officers of the Company. The settlement received final approval by the District Court in July 1996. Pursuant to the terms of the final settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock and has recorded a promissory note in the principal amount of $250,000 at December 31, 1994, payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997 at 9% interest. As of April 30, 1997, the Company has not make any payments on the obligation. The Company will not have sufficient authorized shares of Common Stock to issue upon exercise of these warrants unless it obtains stockholder approval of a reverse stock split. The exercise price of the warrants os $.075 per share. The warrants will have a five-year life and are redeemable by the Company at any time for $5 per warrant. Also as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the settlement, Guy de Vreese, a former Chairman and Chief Executive Officer of the Company, surrendered 250,000 shares of the Company's common stock held by him and of options for 150,000 shares of the Company's common stock held by him. The shares surrendered by Mr. de Vreese are to be distributed to the class plaintiffs and the options have been cancelled.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


    (b) On October 20, 1995, Durian Technologies, Inc. and Durian Finance (collectively, "Durian") filed a complaint against SOV for breach of contract, fraud and negligent representation in connection with financing arrangements with Durian for the benefit of Styles and seeks an accounting and declaratory relief. Durian also seeks an unspecified amount of damages. The Company responded to the complaint in January 1996. In late 1996, the parties agreed to a conditional settlement of this action, under the terms of which the action was dismissed without prejudice.

        On April 8, 1997, Durian filed a complaint against the Company for breach of contract, fraud and negligent misrepresentation in connection with financing arrangements with Durian beginning in or about 1992 for the benefit of Styles. Plaintiffs seek accounting and declaratory relief, as well as an unspecified amount of damages. The Company intends to vigorously defend the suit.

        On April 8, 1997, Peter Henman Laufer and Richard G. Reinis, principals of Durian, filed a suit against the Company; its Chief Operating Officer, James
E. O'Brien; its former Chief Executive Officer and Director, Dana I. Arnold; Marc Arnold, and Hasco International, Inc. for breach of duty and self dealing. Plaintiffs seek an unspecified amount of damages. The Company intends to vigorously defend the suit.


    (c) On March 8, 1996, FYI filed a suit against a competitor, Hasco.
The suit asserted claims for, among other things, unreasonable restraint of trade, monopolistic practices, unfair competition, trade libel, and false and misleading advertising. FYI sought compensatory damages relief in excess of $10 million, as well as punitive damages and injunctive relief. In the last quarter of 1996, the suit was dismissed without prejudice and the parties entered into a tolling agreement with respect to the statute of limitations. The terms of the FYI Sale provide that upon closing this suit will be dismissed with prejudice.

    (d) In 1996, a previous provider of the Company's excess director's and officer's liability insurance filed a suit claiming that they are entitled to $1,000,000 of the $1,700,000 received by the Company in connection with the settlement of the suit against the Company's former independent accountants. In October 1996, the Company filed a cross-complaint alleging bad faith and seeking declaratory relief. SOV intends to vigorously defend the suit.

    (e) The Company is also a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's consolidated financial condition.

(5)  Wind-down of Certain Operations

     In January 1996, the Company determined to terminate its hairstyle, beauty imaging, and franchising operations. At this time, the Company does not expect to incur any significant costs in 1997 in connection with the wind-down of its hairstyle, beauty imaging, and franchising operations. In January 1997, the Company and FYI entered into definitive agreements to sell the FYI business. The FYI Sale is expected to close in April 1997, subject to the approval of the Company's stockholders, and other customary terms and conditions. At this time, the Company expects to incur costs of approximately $450,000 in 1997 in connection with the FYI Sale. The Company does not expect to incur any significant costs in connection with the FYI Sale after 1997. The Company's future operating results and financial condition could be adversely affected by management's inability to successfully terminate or sell its hairstyle and beauty imaging operations, its franchising operations and its newborn infant photography operations.

(6)  Earnings Per Share

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined by the Company.

                             STYLES ON VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. FOR INFORMATION REGARDING POTENTIAL FACTORS THAT COULD AFFECT THE COMPANY'S FUTURE RESULTS AND FINANCIAL CONDITION, REFER TO THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" CONTAINED IN ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OF THE COMPANY'S REPORT ON FORM 10-KSB/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 WHICH WAS FILED WITH THE COMMISSION ON MAY 9, 1997


Three months ended March 31, 1997 compared to the three months ended March 31,
------------------------------------------------------------------------------
1996
----

Revenues
--------

    The following table summarizes the Company's revenues for the three months ended March 31, 1997 and 1996:

                     Three Months Ended           Three Months Ended
                       March 31, 1997               March 31, 1996
                  -------------------------   --------------------------
                             Percentage of                Percentage of
                                Company                      Company
                  Revenues     Revenues       Revenues      Revenues
                  --------     --------       --------      --------
Consolidated      $360,000          100%      $941,000           100%

SOV                 47,000           13        222,000            24

Dycam              312,000           87        714,000            76

SSI                  1,000            -          5,000             -


 .   Consolidated Operations. In January 1996 the Company elected to wind-down its hairstyle and beauty imaging systems and franchising operations. During 1996 and the first quarter of 1997, the Company focused its resources on its operating subsidiaries, FYI and Dycam. In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco, subject to the approval of the Company's stockholders, and other customary terms and conditions. The FYI Sale is expected to close in June 1997. After the wind-down and sale are completed, SOV intends to sell access disks and act as a holding company. The Company believes that its future revenues will be primarily derived from the operations of its Dycam subsidiary.

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

 .   Styles on Video.  Revenues from sales of SOV imaging systems ("Systems"), software, and related products for the three months ended March 31, 1997 decreased $175,000, or 79%, compared to the three months ended March 31, 1996. The overall decrease in sales was primarily the result of the decision in January 1996 to terminate sales of hairstyle and beauty imaging systems, precipitated by the general lack of market interest in SOV's existing products at their current price point. The Company currently only sells access disks and ancillary products remaining in stock. The Company anticipates that the SOV line of business will generate only a minimal portion of the Company's revenues in subsequent periods.

 .   Dycam. Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Dycam's total revenues for the three months ended March 31, 1997 decreased $402,000, or 56%, compared to the three months ended March 31, 1996. The decrease in revenues was primarily associated with decreased camera sales volume and lower sales prices per unit. The decreased volume is primarily attributible to the phase-out of the Model 10-C camera. The decreased sales prices are primarily due to the impact of increased competition. Dycam intends to continue to sell stock camera products. Dycam, however, believes its strength lies in the custom and contract engineering of digital imaging systems and intends to devote a substantial portion of its resources in the future to pursuing the custom and contract engineering business. Dycam derived less than 10% of its revenues from contract engineering work during the three months ended March 31, 1997 and 1996. The core element of the FYI camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with FYI. The existing contractual relationship between FYI and Dycam provides that Dycam shall receive revenue from cameras leased or sold to FYI, as well as a license fee calculated at 7.5% of FYI's net sales. Payment of the license fee is deferred by agreement for the period May 1, 1996 through April 30, 1997. The existing FYI license fee deferral was approximately $20,000 per month as of April 30, 1997. Under the Dycam Master Agreement with Hasco, Dycam will receive $25,000 per quarter from Hasco for a period of three years. Based on the level of the monthly license fee as of April 30, 1997, Dycam's license revenue would decrease by approximately $140,000 per year under the new agreement with Hasco. Dycam, however, has not historically recognized revenues related to deferred license fees. It is their policy to recognize the revenues when the fees are paid. It is the Company's intention to pay deferred license fees payable to Dycam (approximately $216,000 as of March 31, 1997) at the closing of the FYI Sale. Hasco will not assume any of the amount owed to Dycam for deferred license fees. Hasco intends, however, to assume all of the remaining obligations payable pursuant to the existing camera leases between FYI and Dycam. Dycam believes that arrangements such as the FYI and Hasco agreements may lead to additional contract engineering revenues and custom camera sales opportunities. Intercompany revenues and expenses are eliminated for consolidated reporting purposes.

 .   SSI.  SSI's revenues are primarily derived from the sale of franchises.  SSI has not sold any franchises since January 1995 and its Uniform Franchise Operating Circular has not been updated. In January 1996, the Company commenced the wind-down of the SSI line of business. The Company anticipates that the SSI line of business will generate a minimal portion of the Company's revenues in subsequent periods.

Gross Profit
------------

    Gross profit is comprised of revenues less direct costs and expenses. The following table summarizes the Company's gross profit for the three months ended March 31, 1997 and 1996:

                        Three Months Ended                Three Months Ended
                          March 31, 1997                    March 31, 1996
                  -------------------------------   ---------------------------
                                 Gross Profit as                   Gross Profit
                                 Percentage of                     Percentage of
                  Gross Profit      Revenues        Gross Profit      Revenues
                  ------------      ---------       ------------      --------


Consolidated      $     73,000             20%       $   367,000            39%

SOV                     46,000             98            191,000            86

Dycam                   26,000              8            171,000            24

SSI                      1,000            100              5,000           100

 .   Styles on Video.  SOV's gross profit decreased for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996 primarily due to the decision to terminate sales of hairstyle and beauty imaging systems in January 1996.

 .   Dycam.  Gross profit for the three months ended March 31, 1997 decreased compared to the three months ended March 31, 1996 primarily as a result of decreased revenues and gross margins from mature camera product sales.

 .   SSI.  There are no significant direct costs associated with the sale of franchises.

Selling, General and Administrative
-----------------------------------

    Selling, general and administrative expenses consist of administrative expenses, the salaries of corporate officers, office staff and sales personnel, advertising and promotion, accounting, legal and other professional expenses and rent and occupancy costs. They exclude depreciation and amortization, which are stated separately. The following table summarizes the Company's selling, general and administrative expenses for the three months ended March 31, 1997 and 1996:

                      Three Months Ended            Three Months Ended
                        March 31, 1997                March 31, 1996
                  ---------------------------   ---------------------------
                              Percentage of                 Percentage of
                  Expenses       Revenues       Expenses       Revenues
                  ---------      --------       --------       --------

Consolidated       $646,000           179%      $  876,000           93%

SOV                 300,000           638          582,000          262

Dycam               344,000           110          285,000           40

SSI                   2,000           200            9,000          180

 .   Styles on Video. Selling, general and administrative expenses of SOV for the three months ended March 31, 1997 decreased $282,000 or 48%, compared to the three months ended March 31, 1996, and represented 46% of the Company's total selling, general and administrative expenses. Salaries and benefits decreased $134,000 to $33,000 due to a decrease in the number of employees at all levels in all departments. Legal and accounting fees decreased $102,000 to $189,000, primarily due to decreased accounting fees of $82,000, as the result of completing the prior year audit and public filings. Insurance expense decreased $30,000 to $31,000 due to reduced premiums.

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

 .   Dycam.  Selling, general and administrative expenses for the three months ended March 31, 1997 increased $59,000, or 21%, compared to the three months ended March 31, 1996 and represented 53% of the Company's total selling, general and administrative expenses. The increase resulted primarily from the hiring of a new Vice-President of Sales and Marketing, and increased legal and professional expenses.

 .   SSI. Selling, general and administrative expenses of SSI for the three months ended March 31, 1995 represented less than 1% of the Company's total selling, general and administrative expenses. In January 1996, the Company decided to terminate SSI's operations.

Research and Development
------------------------

    Consolidated research and development expenses for the three months ended March 31, 1997 were $123,000 (34% of consolidated revenues), a decrease of $36,000, or 23%, compared to $159,000 (17% of consolidated revenues) for the three months ended March 31, 1996. All research and development expenses during the first quarter of 1997 and 1996 are attributable to Dycam. The decrease in Dycam's research and development expenses is primarily the result of reductions in the number of personnel, and the completion of development of certain products introduced in 1996. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

Depreciation and Amortization
-----------------------------

    The Company's depreciation and amortization expenses consist primarily of the amortization of goodwill which resulted from the Company's acquisition of Dycam. Such goodwill is being amortized over a twenty year term at the rate of $23,000 per month. Depreciation and amortization expense (including amounts charged to cost of revenues) for the three months ended March 31, 1997 was $127,000, an increase of $11,000 from $116,000 for the three months ended March 31, 1996. The increase resulted primarily from depreciation of fixed assets acquired by Dycam and FYI during the three months ended March 31, 1997.

Discontinued Operations
-----------------------

    In January 1997, the Company and FYI entered into an agreement to sell the FYI business to Hasco. Hasco operates First Foto, a competitor of FYI in the hospital newborn photographic business. The results of operations of FYI are shown as discontinued operations in the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB.

    FYI's revenues are derived from sales of newborn baby photographs and ancillary products. Since its first sales in March 1995, revenues have consistently grown as the customer base has increased to over one-hundred twenty-five hospital accounts. FYI's revenues for the three months ended March 31, 1997 increased $502,000, to $810,000, from $308,000 for the three months ended March 31, 1996. The Company devoted significant marketing efforts and financial resources to the development and growth of the FYI business. The Company anticipates that FYI will generate revenues through the closing of the FYI Sale, which is anticipated to occur in June 1997, after which time no revenues will be generated from FYI.

    FYI's gross profit increased from $160,000 (52% of revenues) for the three months ended March 31, 1996 to $608,000 (75% of revenues) for the three months ended March 31, 1997 as FYI emerged from its start-up phase of operations. FYI's gross profit excludes intercompany cost of revenues of $101,000 and $35,000 in the first quarter of 1997 and 1996, respectively, related to Dycam.

    FYI's selling, general and administrative expenses for the three months ended March 31, 1997 increased $2,000 to $1,014,000 from the three months ended March 31, 1996. Commissions paid to hospitals, which typically are based on a percentage of FYI's revenues derived from each hospital, increased $202,000. Other increased selling, general and administrative costs include legal and professional fees with an increase of $50,000. Sales and marketing costs decreased $50,000 for the quarter ended March 31, 1997 due to the reduction in sales and marketing efforts based on the pending FYI Sale. Postage and delivery costs decreased $49,000 for the quarter ended March 31, 1997 due to FYI's implementation of handling fee charges.

Liquidity and Capital Resources
-------------------------------

    During the three months ended March 31, 1997, the Company relied primarily upon cash on hand, advances from IDI and Hasco, and cash received from sales, and intercompany advances to finance its cash operating losses.

    At March 31, 1997, the Company had consolidated cash and cash equivalents of $450,000, a decrease of $140,000 from $590,000 at December 31, 1996. The
Company's consolidated working capital was $(5,564,000) at March 31, 1997, a decrease of $1,748,000 compared to $(3,816,000) at December 31, 1996. Working capital reduction was primarily the result of cash used in operations. The current ratio at March 31, 1997 was .1 to 1 compared to .3 to 1 at December 31, 1996.

 .   Styles on Video. SOV's cash and cash equivalents at March 31, 1997 were
$26,000, up $27,000 from $(1,000) at December 31, 1996. Accounts payable and accrued expenses increased $81,000 primarily due to unpaid legal fees. Prepaid expenses decreased $59,000 due to utilization of prepaid insurance premiums. SOV's working capital at March 31, 1997 was $(1,819,000), a decrease of $112,000, compared to $(1,707,000) at December 31, 1996.

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

    In September and October 1995, SOV and FYI received financing of $375,000 from Multinational Trading Corp., a Florida corporation ("MTC"), pursuant to a short-term financing agreement. In November 1995, SOV, FYI and International Digital Investors, L.P., a Delaware limited partnership ("IDI") entered into a Note and Preferred Stock Purchase Agreement (the "1995 Agreement"). Pursuant to the 1995 Agreement, IDI invested $3,000,000 in SOV and FYI. In consideration for such investment, SOV and FYI issued 10% secured notes in the original principal amount of $2,950,000, with interest payable monthly, and quarterly principal payments of $500,000 commencing March 31, 1997 (the "1995 Notes"). Additionally, SOV issued to IDI 500 shares of 10% Senior Series A Convertible Preferred Stock, $100 par value, for $50,000 and warrants entitling IDI to purchase shares equivalent to 40% of the Company's common stock on a fully diluted basis (the "1995 Warrants"). FYI received net proceeds of $2,307,000 from the $3,000,000 financing, after repayment of the MTC financing, its associated interest, and transaction fees. Pursuant to the 1995 Agreement, as amended March 1996, funds totaling $750,000 were available to SOV, all of which had been advanced to SOV by FYI as of August 31, 1996. The remaining funds were used for the furtherance of FYI's expansion. The 1995 Agreement was amended again in May 1996 and January 1997 to provide, among other things, for the deferral of the first principal payment and interest to not later than May 1, 1997, less restrictive covenants and a reduction in exercise price of the 1995 Warrants to $.075 per share. Recently, the May 1, 1997 date was extended to June 15, 1997.

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

    In January 1996, the Company decided to discontinue SOV's hairstyle and beauty imaging systems operations. At this time, the Company does not expect to incur any significant costs in 1997 in connection with the wind-down of its hairstyle and beauty imaging systems operations. The Company anticipates that SOV's holding company activities will continue to use cash and that its minimal cash balance will continue to decline. Since the last quarter of 1995, the Company has successfully negotiated significant discounts of certain of its accounts payable balances, and intends to negotiate a reduction in a portion of its remaining accounts payable. No guarantee, however, can be made that the Company will be able to successfully negotiate reductions on any of its remaining outstanding accounts payable.

    Pursuant to a Note and Preferred Stock Purchase Agreement dated as of May 14, 1996 (the "1996 Agreement"), as amended, SOV and FYI agreed to issue up to $1,200,000 aggregate principal amount of 10% Senior Notes due June 30, 1998 (the "1996 Notes" and together with the 1995 Notes, the "Notes") in a series of purchases of such 1996 Notes between the May 1996 closing date and September 15, 1996. Each purchase of 1996 Notes was contingent upon the Company and FYI meeting certain minimum performance targets. IDI also purchased 500 shares of Series B Preferred, for $50,000 and received Common Stock Purchase Warrants (the "1996 Warrants" and together with the 1995 Warrants, the "Warrants"). Payment of interest is deferred to not later than May 1, 1997. Recently, the May 1, 1997 date was extended to June 15, 1997.

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

    In July 1996, the Company's suit against its former independent accountants was settled and the accounting firm agreed to pay $1,700,000 to the Company. Of the proceeds, $870,000 was applied to the repayment of the 1996 Notes. After partial repayment of the 1996 Notes, and payment of certain legal expenses in connection with the 1996 Agreement, the net proceeds of the settlement to the Company were $430,000, which was added to the Company's general working capital, and used to fund the operations of SOV and FYI. In September 1996, the Company received a state income tax refund totaling $301,000, which was used to repay the 1996 Notes. As of April 30, 1997, the unpaid balance of the 1996 Notes was $29,000.

    From September 1996 through January 1997, the Company and FYI borrowed an additional $927,000 from IDI pursuant to a $977,000 Bridge Note due not later than May 1, 1997. Recently, the May 1, 1997 date was extended to June 15, 1997. The Company is entitled to draw the remaining $50,000 upon receipt by the Company of certain income tax refunds. As of April 30, 1997, the unpaid balance of the Bridge Note was $927,000.

    At December 31, 1995 and 1996, the Company was not in compliance with the 1995 and 1996 Agreement's net worth and EBITDA financial covenants, however, the Company has obtained a waiver of these defaults from IDI. The Company may require additional covenant relief in the future. There can be no assurance that IDI will grant a waiver for any future noncompliance. If defaults occur in future periods, and waivers are not obtained, and the Company's assets are taken in satisfaction of the amounts due pursuant to the 1995 and 1996 Agreements, and no excess remains, funds will not be available to meet SOV's obligations, including, without limitation, the repayment of a $1,000,000 note owed to Dycam.

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

    The Company also issued a Series D Warrant (the "Series D Warrant") to IDI which is exercisable for up to 61,803,805 shares of the Company's Common Stock at an exercise price of $.075 per share. The Series D Warrants are contingent upon the occurrence of a proposed reverse stock split. If the reverse stock split is approved and the Company and IDI complete the second exchange of securities described below, then the Series D Warrants will not be exercisable. However, if the reverse stock split is not approved by 5:00 p.m., Los Angeles time, on April 15, 1997, then the Series D Warrants may be exercised by IDI prior to November 20, 2005. Recently, the April 15, 1997 date was extended to June 15, 1997.

    If the proposed reverse stock split is approved by the stockholders, the Company intends to complete a second exchange of securities with IDI pursuant to which the Company will issue an additional 39,342,461 (pre-reverse split) shares of its Common Stock to IDI in exchange for all of the remaining 1996 Warrants with respect to 51,419,199 (pre-reverse split) shares of the Company's Common Stock, together with the surrender of the Series D Warrants. After the second security exchange, IDI would continue to hold 500 shares of the Company's Series A Preferred and 500 shares of the Company's Series B Preferred, as well as 43,689,888 (pre-reverse split) shares of the Company's Common Stock, equivalent to 67% of the shares anticipated to be outstanding on the planned date of the second exchange, which is expected to occur in June 1997.

    Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. From January through March 1997, FYI borrowed a total of $540,000 from Hasco pursuant to the Loan Agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing. In April 1997, Hasco increased the maximum borrowing amount under the loan agreement to $740,000, and extended the due date of the loan to not later than June 1, 1997. In April and May 1997, FYI borrowed the additional $200,000 from Hasco pursuant to the loan agreement. All amounts due under the loan agreement will be cancelled at the closing of the sale through the assumption of these liabilities by Hasco, except to the extent the principal amount borrowed exceeds $540,000. The Company anticipates that the total principal amount borrowed will be $740,000 at the closing, and that the consideration amount will, accordingly, be reduced by the excess borrowings of $200,000. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligations (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligations to IDI, or to fully satisfy the Company's other liabilities to its creditors.
The FYI Sale is expected to close in June 1997, subject to the approval of the Company's stockholders and other customary terms and conditions.

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

    In addition, the Company believes that the combined cash impact of a settlement of the Durian and AESIC loss contingencies, more fully described in "Contingencies" will not be significant. If (a) a significant negative result is achieved with respect to the Durian and/or AESIC matters, (b) management cannot successfully wind-down its hairstyle and beauty imaging systems and franchising operations and close the sale of its FYI business or (c) funding is not available or proves insufficient to cover the shortfalls, the Company will find it necessary to obtain additional financing or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

 .   Dycam.  At March 31, 1997, Dycam had cash and short-term investments on hand of $424,000, down $166,000 from $590,000 at December 31, 1996.

    Inventories decreased $55,000 during the first quarter of 1997. Current liabilities at March 31, 1997 increased by $50,000 from December 31, 1996 to $347,000 primarily as a result of increased accounts payable. Dycam's working capital (excluding intercompany balances) at March 31, 1997 was $524,000, a decrease of $360,000 when compared to $884,000 at December 31, 1996. The current ratio at March 31, 1997 was 2.5 to 1 compared to 6.0 to 1 at December 31, 1996. Dycam does not have any long-term indebtedness and does not currently maintain any credit facilities. During the first quarter of 1997, Dycam's international sales were approximately $27,000 (7% of Dycam's revenues). There are no material foreign exchange risks as all of Dycam's international sales are made in U.S. dollars.

    In December 1994, Dycam made a secured loan of $500,000 to SOV. Dycam determined that it was in the best interests of Dycam and its shareholders that it make this loan, which enabled SOV to continue funding FYI, and thus the development and manufacture of the FYI digital camera by FYI and Dycam. In January 1995 Dycam approved an additional secured loan to SOV of $500,000. The two loans totaling $1,000,000 have been memorialized in a single note which originally provided that the entire principal balance plus accrued and unpaid interest thereon were due and payable on September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998. SOV did not pay the interest payments due for March and April 1997, however, it intends to pay the past-due interest at the closing of the FYI Sale, which is expected to occur in June 1997. The note is secured by 1,916,667 shares of Dycam's common stock owned by SOV. If SOV is unable to satisfy its obligations pursuant to the Agreement, and IDI exercises its rights, Dycam may not be repaid and will be entitled to the 1,916,667 shares of Dycam's common stock owned by SOV.

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

 . FYI. At March 31, 1997, FYI had cash and short-term investments on hand of $70,000, up $7,000 from $63,000 at December 31, 1996. FYI relied primarily upon cash on-hand, loans from IDI and Hasco, and cash received from sales to finance its operations.

    FYI's working capital at March 31, 1997 was $(4,696,000), a decrease of $1,252,000 when compared to $(3,444,000) at December 31, 1996. The current ratio at March 31, 1997 and December 31, 1996 was less than .1 to 1. FYI's working capital decreased primarily as the result of cash operating losses, and the reclassification of certain long-term debt to short-term to reflect current maturities; net of borrowings from IDI of $166,000 and borrowings from Hasco of $540,000.

    As described above, in September and October 1995, SOV and FYI received financing of $375,000 from MTC, pursuant to a short-term financing agreement.
In November 1995, SOV, FYI and IDI entered into the 1995 Agreement. FYI received net proceeds of $2,307,000 from the $2,950,000 financing, after repayment of the Bridge Financing, its associated interest, and transaction fees. Pursuant to the transaction as amended in March 1996, up to $750,000 of the funds were available to SOV, all of which had been advanced to SOV as of August 31, 1996. In May 1996, SOV, FYI and IDI entered into the 1996 Agreement, which provided additional financing of $1,200,000. Additionally, from September 1996 through January 1997, IDI advanced $927,000 to SOV and FYI pursuant to a $977,000 Bridge Note due not later than May 1, 1997. The Company was not in compliance with the Agreement's net worth and EBITDA financial covenants at December 31, 1995 and 1996, however, the Company has obtained a waiver of these violations from IDI.

    FYI was in a development stage during 1994 and the first two months of 1995. Revenues commenced in March 1995. FYI's revenues continued to grow and contribute an increasing amount of cash to fund operations. FYI expects that working capital requirements through the planned closing of the FYI Sale, which is expected to occur in June 1997, subject to the approval of the Company's stockholders and other customary terms and conditions, will continue to be funded through a combination of cash on hand, cash receipts from product sales and advances pursuant to the Hasco Loan.

     Effective January 31, 1997, SOV and FYI entered into an agreement to sell the FYI business to Hasco. Hasco operates First Foto, a competitor of FYI in the hospital newborn photography business. The sale price of $4,533,060 is payable to FYI $3,468,060 in cash at the closing and $1,065,000 in twelve equal quarterly installments of $88,750 commencing three months after the closing. The sale price is subject to adjustment for certain hospital contract terminations, operating results prior to closing, and accounts payable and accrued expenses assumed by the buyer at the closing. The amount of estimated proceeds, $4,043,060 is based on the sale price less adjustments for estimated liabilities of approximately $415,000 assumed by the buyer at the closing (including $200,000 of the expected $740,000 borrowed pursuant to the Hasco loan agreement), and other adjustments of approximately $75,000. The Company cannot estimate the amount of adjustments to proceeds related to future contract terminations which may occur during the twelve months following the closing of the sale. The Company does not expect any other significant adjustments at this time. From January through March 1997, FYI borrowed a total of $540,000 from Hasco pursuant to a loan agreement whereby Hasco will lend to FYI up to a total of $540,000 prior to the closing. In April 1997, Hasco increased the maximum borrowing amount under the loan agreement to $740,000, and extended the due date of the loan to not later than June 1, 1997. In April and May 1997, FYI borrowed the additional $200,000 from Hasco pursuant to the loan agreement. All amounts due under the loan agreement will be cancelled at the closing of the sale through the assumption of these liabilities by Hasco, except to the extent the principal amount borrowed exceeds $540,000. The Company anticipates that the total principal amount borrowed will be $740,000 at the closing, and that the consideration amount will, accordingly, be reduced by the excess borrowings of $200,000. The proceeds of the FYI sale, net of transaction costs and satisfaction of FYI's obligation (excluding its indebtedness to IDI), will not be sufficient to fully repay the Company's and FYI's obligation to IDI, or to fully satisfy the Company's other liabilities to its creditors. The FYI Sale is expected to close on or about June 1, 1997 subject to the approval of the Company's stockholders and other customary terms and conditions.


     To the extent cash flow from operations is less than anticipated, or if amounts available under the Hasco Loan prove insufficient to cover the shortfalls, or if the FYI Sale is not consummated, FYI will be required to obtain additional financing, or undertake other such actions as may be appropriate, and will be otherwise unable to achieve its goals or continue its operations.

     SSI. At March 31, 1997, SSI had no cash and short term investments on hand. SSI's working capital at March 31, 1997 was $(13,000). The current ratio at March 31, 1997 and December 31, 1996 was less than .1 to 1. For the three months ended March 31, 1997, SSI did not have any cash operating losses.

    SSI stopped the sale of franchises in January 1995. SSI no longer has any employees, and all corporate administrative matters are handled by SOV on behalf of SSI. In January 1996, the Company commenced the wind-down of the SSI line of business and expects cash provided and used by SSI to comprise only a minimal portion of the Company's cash flow in subsequent periods.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings - (1)

Durian Technologies, Inc., et al. v. Styles on Video, Inc., Los Angeles County
-----------------------------------------------------------
Superior Court, Case No. BC 168961

On April 8, 1997, Durian Technologies, Inc. and Durian Finance (collectively "Durian") filed a complaint against the Company for breach of contract, fraud and negligent misrepresentation in connection with financing arrangements with Durian beginning in or about 1992 for the benefit of Styles. Plaintiffs seek accounting and declaratory relief, as well as an unspecified amount of damanges. The Company intends to vigorously defend the suit.

Peter Henman Laufer and Richard G. Reinis v. Styles on Video, Inc., et al.,
---------------------------------------------------------------------------
Los Angeles County Superior Court, Case No. BC 168960

On April 8, 1997, Peter Henman Laufer and Richard G. Reinis, principals of Durian, filed a suit against the Company; its Chief Operating Officer, James E. O'Brien; its former Chief Executive Officer and Director, Dana I. Arnold; Marc Arnold, and Hasco International, Inc. for breach of duty and self dealing. Plaintiffs seek an unspecified amount of damages. The Company intends to vigorously defend the suit.

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information- None

Item 6 Exhibits and Reports on Form 8-K - (1)

Exhibit No.     Document
-----------     --------
27.1            Financial Data Schedule

_________________
(1) Incorporated by reference from Styles on Video, Inc.'s Annual Report on Form 10-KSB/A for the Fiscal Year ended December 31, 1996 filed with the Commission on May 9, 1997.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant, Styles on Video, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Signature                  Title                       Date
     ---------                  -----                       ----


/s/ K. Eugene Shutler      Chairman of the Board
---------------------      and Chief Executive           May 14, 1997
K. Eugene Shutler          Officer (Principal
                           Executive Officer)



/s/ Nancy H. Galgas        Chief Financial Officer
---------------------      (Principal Accounting         May 14, 1997
Nancy H. Galgas            Officer and Secretary)