Form 10KSB/A
period 1996-12-31
STYLES ON VIDEO INC
filed 1997-05-20
CIK 897074

-------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

                                AMENDMENT No. 2

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


      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ ]

      Issuer's revenues for its year ended December 31, 1996 were $2,614,000.

      At May 19, 1997, the day immediately preceding the filing of the Registrant's Report on Form 10-KSB/A Amendment No. 2 for the year ended December 31, 1996, there were outstanding 8,852,759 shares of the Common Stock of Registrant of which 4,359,332 shares were held by non-affiliates. Trading of the Registrant's Common Stock on the American Stock Exchange ("AMEX") was halted on December 27, 1994 and has not resumed. On July 18, 1996, the AMEX determined to remove the Registrant's Common Stock from listing and registration thereon effective August 2, 1996. There is currently no active public trading market for any outstanding security of the Registrant. Consequently, it is not possible to determine the value of shares held by non-affiliates of the Registrant. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.
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

   On October 20, 1995, Durian Technologies, Inc. and Durian Finance (collectively, "Durian") filed a complaint against SOV for breach of contract, fraud and negligent representation in connection with financing arrangements with Durian for the benefit of Styles and seeks an accounting and declaratory relief. Durian also seeks an unspecified amount of damages. The Company responded to the complaint in January 1996. In late 1996, the parties agreed to a conditional settlement of this action, under the terms of which the action was dismissed without prejudice and the plaintiffs received an option to obtain the Company's interest in the "Try Us On System." The plaintiffs did not exercise this option within the allotted period, and, therefore, the settlement was not consummated. In April 1997, Durian and its principals filed two additional suits against SOV, Durian Technologies, Inc., et al. v. Styles on Video, Inc.
                   ----------------------------------------------------------
and Peter Henman Laufer and Richard G. Reinis v. Styles on Video, Inc.
    ------------------------------------------------------------------

   (d) Durian Technologies, Inc., et al. v. Styles on Video, Inc., Los Angeles
       ----------------------------------------------------------
       County Superior Court, Case No. BC 168961

       On April 8, 1997, Durian Technologies, Inc. and Durian Finance filed a complaint against the Company for breach of contract, fraud and negligent misrepresentation in connection with financing arrangements with Durian beginning in or about 1992 for the benefit of Styles. Plaintiffs seek accounting and declaratory relief, as well as an unspecified amount of damages. The Company intends to vigorously defend the suit.

   (e) Peter Henman Laufer and Richard G. Reinis v. Styles on Video, Inc., Los
       ------------------------------------------------------------------
       Angeles County Superior Court, Case No. BC 168960

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

   (f) Styles on Video, Inc., v. Kellogg & Andelson, et al., Los Angeles County
       ----------------------------------------------------
       Superior Court, Case No. BC 142968

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

   (g) Forever Yours, Inc. v. Hasco, Inc., U.S.D.C. (C.D.Ca), Case No. 96-1696
       ----------------------------------
KMW (Jgx)

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

   (h) Agricultural Excess and Surplus Insurance Company (AESIC) v. Styles on
       ----------------------------------------------------------------------
Video, Inc., Los Angeles County Superior Court, Case No. BC 150019
-----------

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

   (i) The Company is also a party to various other actions arising in the ordinary course of business which, in the opinion of management, will not have a material adverse impact on the Company's financial condition.

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

   Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired resulting from the Dycam acquisition, is amortized on a straight-line basis over the expected period (twenty-years) to be benefited, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets." The assets underlying the goodwill consist mainly of Dycam's proprietary software algorithms and hardware designs developed by Dycam prior to the 1994 acquisition. The algorithms and hardware designs are the foundation of all Dycam custom digital camera products, and represent fundamental technology building blocks for Dycam. Dycam uses these assets in currently marketed products, and expects to continue to enhance and modify such building blocks for use in its future products.

   Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The amount of goodwill impairment, if any, is then measured based on fair value and is charged to operations in the period in which goodwill impairment is determined by management. At December 31, 1996, management of Dycam determined that there was no impairment of goodwill.

   Dycam has had negative operating cash flows, and its gross profit has not been sufficient to cover its selling and administrative expenses.
Manufacturing cameras to lease to its FYI affiliate resulted in a cash drain to Dycam. With the pending sale of the FYI business to Hasco, which has its own cameras, Dycam does not anticipate manufacturing and leasing additional FYI camera units. Hasco has agreed to assume the lease payments of approximately $25,000 per month for existing cameras. Without the drain on Dycam's resources from constructing leased camera units, the camera leases will become a cash flow positive operation. In additon, FYI has historically deferred the payment of certain license fees and accounts payable due to Dycam. It is expected that Dycam will receive approximately $370,000 at the close of the sale of the FYI business as repayment of these deferrals. Additionally, Hasco has agreed to pay Dycam $300,000 over a three year period for a continuing license and maintenance work. These three changes related to the FYI business result in Dycam receiving significant cash inflow in excess of recent levels. Dycam has replaced its sales manager and obtained some new contract and warranty business, all of which is projected to increase revenues. Dycam also expects that its revenues will increase based on recent and projected growth trends in the digital camera industry. Dycam has taken steps to reduce its selling and administrative expenses by reducing its staff. After consideration of the above, the projected undiscounted future cash flows exceeded the carrying value of the goodwill at December 31, 1996. The Company will, however, continue to review the carrying value of goodwill for impairment on a quarterly basis, or more often, if events or changes in circumstances indicate that the goodwill will not be recoverable.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Minority Interests
------------------------------------

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. The minority interests represent the 39% separate public ownership of Dycam and the 20% ownership of FYI by its President through May 1996, at which time FYI became a wholly-owned subsidiary. The Company's results of operations for 1996 and 1995 include 100% of FYI's results. Losses were not allocated to the minority interest in 1996 or 1995 since the losses applicable to the minority interest exceeded the minority interest in the equity capital of FYI.

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

Goodwill
--------

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired resulting from the Dycam acquisition, is amortized on a straight-line basis over the expected periods to be benefitted. The assets underlying the goodwill consist mainly of Dycam's proprietary software algorithms and hardware designs developed by Dycam prior to the 1994 acquisition. The algorithms and hardware designs are the foundation of all Dycam custom digital camera products, and represent fundamental technology building blocks for Dycam. Dycam uses these assets in currently marketed products, and expects to continue to enhance and modify such building blocks for use in its future products. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill has been amortized in 1996 and 1995 on a straight-line basis over the expected twenty-year life. During each of the years ended December 31, 1996 and 1995, Dycam recorded $278,000 of amortization expense. At December 31, 1996 and 1995, management of Dycam determined that there was no impairment of goodwill.

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

Forever Yours, Inc.
-------------------

In April 1994, the Company purchased an 80% interest in FYI for $100,000. The 20% minority interest in FYI was held by the then-President of FYI until May 1996, at which time FYI became a wholly-owned subsidiary of SOV (see Note 11). FYI was in the development stage until the first quarter of fiscal 1995, at which time revenues from product sales commenced (see Note 18).

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

NOTE 7 - INVENTORIES
--------------------

The components of inventory, net of reserve for obsolescence of $236,000 and $66,000 as of December 31, 1996 and 1995, respectively, are as follows:

                                                  1996         1995
                                                 ----------   ----------
 Raw materials                                   $ 266,000    $ 544,000
 Work-in-process                                   106,000      145,000
 Finished goods                                     23,000       82,000
                                                  ---------    ---------

                                                 $ 395,000    $ 771,000
                                                  =========    =========

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31 is comprised of the following:

                                                1996        1995
                                              --------    --------
 Machinery and equipment                      $ 641,000    $ 620,000
 Office equipment and furniture                 228,000      128,000
                                                ---------    ---------
                                                869,000      748,000

 Less accumulated deprecation
  and amortization                             (373,000)    (203,000)
                                                ---------    ---------

                                              $ 496,000    $ 545,000
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

C. The Company issued 3,914,882 Series A common stock purchase warrants which entitled IDI to purchase shares of the Company's common stock equivalent to 40% of the fully diluted common shares outstanding on the date of the 1995 Agreement (the "1995 Warrants"). The exercise price of such warrants is $.075 per warrant. The warrants may be exercised at any time at the option of the holder prior to expiration ten years from the date of issuance (see
     Note 14). For all practical purposes, the Company was insolvent at the date the warrants were issued. The value of the warrants was deemed to be nominal in view of the virtual nonexistence of a market for the Company's common stock and the Company's financial state; thus a zero fair value was allocated to the warrants. On January 15, 1997, the Company issued 4,347,427 shares of its common stock to IDI in exchange for all of the 1995 Warrants and a portion of the warrants issued to IDI in connection with the May 1996 financing (see below).

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

C. The Company issued 53,286,228 Series B common stock purchase warrants (the "1996 Warrants") which, together with the warrants issued in connection with the 1995 Agreement and the Series A Preferred Stock and Series B Preferred Stock, entitle IDI to purchase shares of the Company's common stock equivalent to 75% of the fully diluted common shares outstanding on the date of the 1996 Agreement. The exercise price is $.075 per warrant. The warrants may be exercised at any time after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997, at the option of the holder prior to expiration ten years from the date of issuance (see Note 14). For all practical purposes, the Company was insolvent at the date the warrants were issued. The value of the warrants was deemed to be nominal in view of the virtual nonexistence of a market for the Company's common stock and the Company's financial state; thus, a zero fair value was allocated to the warrants. On January 15, 1997, the Company issued 4,347,427 shares of its common stock to IDI in exchange for all of the 1995 Warrants and a portion of the 1996 Warrants exercisable for 1,867,029 shares of the Company's common stock. After the exchange, IDI remains the holder of 1996 Warrants exercisable for 51,419,199 shares of the Company's common stock.

D. The minority shareholder of FYI, who was also the President of FYI until his resignation in December 1996, surrendered all of the shares of common stock of FYI held by him, in exchange for a Series C warrant certificate issued by SOV, evidencing warrants to purchase 7,747,449 shares of SOV's common stock (10% of the then outstanding common stock of SOV on a fully diluted basis). The shares of FYI previously owned by him were canceled. As a result of the transaction, FYI is now a wholly-owned subsidiary of the Company. The exercise price is $.075 per warrant. The warrants vest 25% May

Continued

                             STYLES ON VIDEO, INC.

                For The Years Ended December 31, 1996 and 1995



NOTE 11 - IDI FINANCING AGREEMENTS, CONTINUED

     1996, 25% November 1996, 25% May 1997 and 25% May 1998. Vested warrants may be exercised after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997, and prior to their expiration in November 2005 (see Note 14). The acquisition of the minority interest in FYI was accounted for using the purchase method
     of accounting.   For all practical purposes, the Company and FYI were
     insolvent at the date SOV issued warrants in exchange for the minority holdings of FYI common stock. The purchase was recorded at a fair value of zero in the accompanying consolidated financial statements. The value of the warrants was deemed to be nominal in view of the virtual nonexistence of a market for the Company's common stock and the Company's financial state; thus, a zero fair value component was allocated to the warrants. A zero fair value component was also allocated to the FYI common stock.
     FYI's other obligations, including amounts payable to IDI, exceeded the fair value of its net operating assets (using the consideration amount in the pending FYI sale to Hasco as a benchmark) as of May 1996. The
     Company's results of operations for 1996 and 1995 include 100% of FYI's results. Losses were not allocated to the minority interest in 1996 or 1995 since the losses applicable to the minority interest exceeded the minority interest in the equity capital of FYI.

E. The Company issued Series C-1 warrants to purchase 80,000 shares of SOV's common stock to one of its directors in connection with the 1996 Agreement. The exercise price is $.075 per share (see Note 14). The warrants vest 40,000 in May 1996 and 40,000 in April 1997. Vested warrants may be exercised after stockholder approval of a proposed reverse stock split is obtained, which is expected to be not later than May 1, 1997, and prior to their expiration in November 2005. The Company has granted the warrant holder certain registration rights related to these warrants. For all practical purposes, the Company was insolvent at the date the warrants were issued. The value of the warrants was deemed to be nominal in view of the virtual nonexistence of a market for the Company's common stock and the Company's financial state; thus, a zero fair value was allocated to the warrants.

F. The Company entered into a consulting agreement (the "Consulting Agreement") with an individual who later became its Chief Executive Officer, for services relating to the Company's business. In exchange for services, the Company was obligated to pay the consultant $12,500 per month plus expenses. In addition, pursuant to the Consulting Agreement, the Company issued Series C-2 warrants to purchase 250,000 shares of SOV's common stock at an exercise price of $.075 per share (see Note 14). The warrants vest 100,000 in April 1996 and the remaining 150,000 on a pro-rata basis over the subsequent twelve month period. The Company has granted the warrant holder certain registration rights related to these warrants. For all practical purposes, the Company was insolvent at the date the warrants were issued. The value of the warrants was deemed to be nominal in view of the virtual nonexistence of a market for the Company's common stock and the Company's financial state; thus, a zero fair value was allocated to the warrants. The Consulting Agreement terminated and warrants ceased vesting on August 1, 1996, at which time the Company entered into an employment agreement with the consultant.

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

Continued

                             STYLES ON VIDEO, INC.

                For The Years Ended December 31, 1996 and 1995



NOTE 14 - STOCK INCENTIVE PLANS AND WARRANTS, CONTINUED

In September 1996, the Company granted 2,922,000 options under the 1996 Plan to employees at an exercise price of $.075 per share. The options have a ten year term and vest 25% on grant and the remaining 75% over three years ratably per month. The Company's common stock has traded in low volume on the "bulletin board" at nominal prices since the halt of trading and subsequent delisting of the Company's common stock by the American Stock Exchange. During the period immediately prior to the 1996 stock option grants, there were trades at six cents and at seven and one-half cents. In granting the options, these trades were considered the only benchmark available for fair market value; accordingly, the option exercise price was set at seven and one-half cents.

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

Management of the Company assigned a zero value to these warrants due to the virtual nonexistence of a market for the Company's common stock and the Company's financial state (see Note 2).


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

Stockholder Class Action and Derivative Suits
---------------------------------------------

On April 7, 1995, the Company entered into a settlement of a class action suit which was filed against the Company and certain of its officers and directors in December 1994, as well as a stockholders' derivative suit which named the directors and certain of the officers of the Company. The settlement received final approval by the District Court in July 1996. Pursuant to the terms of the final settlement, the Company agreed to deliver to the plaintiff class warrants to purchase 1,750,000 shares of the Company's common stock, and has recorded a 9% $250,000 promissory note payable in three equal installments on July 1, 1996, January 1, 1997 and July 1, 1997. As of February 28, 1997, no payments have been made by the Company. The exercise price of the warrants is $.075 per warrant/share. The warrants have a five-year life and are redeemable by the Company at any time for $5 per warrant (see Note 14). For all practical purposes, the Company was insolvent at the date the warrants were issued. The value of the warrants was deemed to be nominal in view of the virtual nonexistence of a market for the Company's common stock and the Company's financial state; thus, a zero fair value was allocated to the warrants. The Company will not have sufficient authorized shares of common stock to issue upon exercise of these warrants unless it receives stockholder approval of a reverse stock split. Management believes that such approval will be obtained. Also, as part of the settlement, the Company's director and officer liability insurance carriers agreed to pay $2,250,000. In the derivative case, the former Chairman and Chief Executive Officer of the Company agreed to the surrender of 250,000 shares of the Company's common stock held by him, and to the cancellation of options for 150,000 shares of the Company's common stock held by him. The surrendered shares are to be distributed to the class plaintiffs and the options have been cancelled. The net uninsured settlement loss of $250,000 was recorded by the Company as an expense in its consolidated statement of operations for the year ended December 31, 1994.

Durian Suit
-----------

On October 20, 1995, Durian Technologies, Inc. and Durian Finance (collectively, "Durian") filed a complaint against SOV for breach of contract, fraud and negligent representation in connection with financing arrangements with Durian for the benefit of SOV and seeks an accounting and declaratory relief. Durian also seeks an unspecified amount of damages. SOV responded to the complaint in January 1996. In late 1996, the parties agreed to a conditional settlement of this action, under the terms of which the action was dismissed without prejudice and the plaintiffs received an option to obtain the Company's interest in the "Try Us On System." The plaintiffs did not exercise this option within the allotted period, and, therefore, the settlement was not consummated.

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

   Mr. Shutler was elected to the Board of Directors as a Class I member by the
   -----------
holders of the Company's Series A Preferred Stock in August 1996. Mr. Shutler was Executive Vice President and a Director of MGM Grand, Inc. from February 1991 to November 1995. Thereafter, he was of counsel to the law firm of Beckley, Singleton, Jemison & List, Chartered from April to August 1996, when he was elected Chairman of the Board and Chief Executive Officer of the Company. Mr. Shutler is a graduate of the University of Pennsylvania and Yale Law School.

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


       Signature                      Title                     Date
       ---------                      -----                     ----

/s/                         Chairman of the Board and      May 19, 1997
---------------------       Chief Executive Officer
K. Eugene Shutler           (Principal Executive Officer)

/s/                         Chief Financial Officer        May 19, 1997
---------------------       (Principal Accounting Officer
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

                                 EXHIBIT INDEX


                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------

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

                                 EXHIBIT INDEX


                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------

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

10.23                 Second Amendment to Bridge Note, by and among Styles on
                      Video, Inc, Forever Yours, Inc, and International Digital.

                                 EXHIBIT INDEX


                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------

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

                                 EXHIBIT INDEX


                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------
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

                                 EXHIBIT INDEX


                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------

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

                                 EXHIBIT INDEX


                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------

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

                                 EXHIBIT INDEX


                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------

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

10.61                 Employment Agreement dated as of February 7, 1994, by and
                      between Dycam Inc. and John Edling (Incorporated by
                      reference to Exhibit 10.61 to Styles on Video, Inc.'s Form
                      10-KSB/A, Amendment No. 1, for the period ending December
                      31, 1996).................................................

                                 EXHIBIT INDEX

                                                                                         Sequential
Exhibit No.           Document                                                            Page No.
-----------           --------                                                           ----------

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